Form 10-Q
period 1994-12-31
DICEON ELECTRONICS INC
filed 1995-02-15
CIK 727010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1994

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

                         Commission file number 0-11691

                            DICEON ELECTRONICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                95-3534864
     -------------------------------                -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     Incorporation or organization)                 Identification No.)

               18522 Von Karman Avenue, Irvine, California 92715
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (714) 833-0870
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No__

 At February 6, 1995, there were 8,340,320 outstanding shares of common stock.

                       This report consists of 11 pages.

                            DICEON ELECTRONICS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                           Page

PART I.   Financial Information:

          Item 1.

          Consolidated Balance Sheets as of December 31, 1994 and
          January 1, 1994...................................................  2

          Consolidated Statements of Operations for the Three Months
          Ended December 31, 1994 and January 1, 1994.......................  3

          Consolidated Statements of Cash Flows for the Three Months
          Ended December 31, 1994 and January 1, 1994........................ 4

          Notes to the Consolidated Financial Statements....................  5

          Item 2.

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................  6


PART II.  Other Information ................................................ 10

                            DICEON ELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEETS

                   (Thousands of dollars, except share data)

                                                     December 31,  September 30,
                                                     ------------  -------------
                                                         1994          1994
                                                     ------------  -------------
ASSETS                                                (Unaudited)

Current assets
  Cash and cash equivalents                            $  1,300        $  1,562
  Accounts receivable - net                              10,018           9,063
  Inventories                                             6,042           7,277
  Prepaid expenses and other current assets                 559             381
                                                       --------        --------
     Total current assets                                17,919          18,283
                                                       --------        --------
Property, plant and equipment                            65,610          65,481
  Less accumulated depreciation and amortization        (48,770)        (47,703)
                                                       --------        --------
    Property, plant and equipment, net                   16,840          17,778
                                                       --------        --------
Other assets                                                953             922
                                                       --------        --------
      Total assets                                     $ 35,712        $ 36,983
                                                       ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                     $  5,417        $  6,170
  Accrued payroll and related costs                       1,824           1,950
  Restructuring reserve                                     710             861
  Other current liabilities                               2,154           2,005
  Short-term borrowings                                   2,827           3,456
  Current portion of long-term debt                          45              50
                                                       --------        --------
    Total current liabilities                            12,977          14,492
                                                       --------        --------
Long term debt                                              400             406
Convertible subordinated debentures                      16,000          16,000
Stockholders' equity
    Common stock, $1.00 par value, 20,000,000 shares
      shares authorized, 8,334,960 shares issued and
      outstanding                                         8,335           8,335
   Additional paid-in capital                             3,373           3,373
   Accumulated deficit                                   (5,373)         (5,623)
                                                       --------        --------
      Net stockholders' equity                            6,335           6,085
                                                       --------        --------
      Total liabilities and stockholders' equity       $ 35,712        $ 36,983
                                                       ========        ========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            DICEON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                  (Unaudited)

                                                           Three Months Ended
                                                      December 31,    January 1,
                                                      -----------     ----------

                                                           1994           1994
                                                        --------       --------
Net sales                                               $ 22,753       $ 24,311
Cost of sales                                             19,883         23,691
                                                        --------       --------
  Gross profit                                             2,870            620
Operating expenses:
  Selling, general and administrative                      2,066          2,661
  Research and development                                   123            266
  Provision for restructuring of operations                    0            600
                                                        --------       --------
    Total operating expenses                               2,189          3,527
                                                        --------       --------
    Income (loss) from operations                            681         (2,907)
Other (income) expense:
  Interest expense                                           432            469
  Interest income                                             (1)           (23)
                                                        --------       --------
Net income (loss)                                       $    250       $ (3,353)
                                                        ========       ========
Earnings (loss) per common share                        $   0.03       $  (0.65)
                                                        ========       ========
Weighted average common shares outstanding                 8,335          5,135
                                                        ========       ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            DICEON ELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of dollars)
                                  (Unaudited)

                                                           Three Months Ended
                                                       December 31,   January 1,
                                                       ------------   ----------
                                                           1994         1994
                                                         -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                        $   250        $(3,353)
Adjustments to reconcile net income (loss) to net cash from operating activities:

    Depreciation and amortization                          1,525          1,704
    Provision for restructuring of operations                  0            600
    (Increase) decrease in accounts receivable              (955)           976
    Decrease in inventories                                1,235            684
    Increase in prepaid expenses and other
      current assets                                        (178)          (393)
    Decrease in accounts payable                            (753)        (2,048)
    Decrease in accrued payroll and related taxes           (126)          (563)
    Decrease in restructuring reserve                       (151)          (548)
    Increase in other current liabilities                    149            323
    Increase in other assets                                 (24)          (128)
                                                         -------        -------
    Net cash provided (used) by operating activities         972         (2,746)
                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of short-term investments             0          4,000
  Purchase of property, plant and equipment                 (594)          (788)
                                                         -------        -------
    Net cash (used) provided by investing activities        (594)         3,212
                                                         -------        -------

CASH FLOWS USED BY FINANCING ACTIVITIES
  Net borrowings (payments) on short-term borrowings        (629)             0
  Principal payments on long term debt                       (11)           (11)
                                                         -------        -------
    Net cash used by financing activities                   (640)           (11)
                                                         -------        -------

Net (decrease) increase in cash and cash equivalents        (262)           455
Cash and cash equivalents, beginning of period             1,562          2,415
                                                         -------        -------
Cash and cash equivalents, end of period                 $ 1,300        $ 2,870
                                                         =======        =======

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest expense payments                              $    16        $    16
                                                         =======        =======
  Income tax payments                                    $    20        $     4
                                                         =======        =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            DICEON ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Diceon Electronics, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 1994 and September 30, 1994, the results of its operations for the three months ended December 31, 1994 and January 1, 1994 and its cash flows for the three months ended December 31, 1994 and January 1, 1994. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

         The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1994, included in the Company's Annual Report on Form 10-K for that fiscal year.

NOTE 2 - INVENTORIES

         Inventories consist of the following (thousands of dollars):

                                              December 31,         September 30,
                                              ------------         -------------
                                                  1994                 1994
                                              ------------         -------------
                                              (Unaudited)

                Raw materials                 $    3,071           $    4,233
                Work in progress                   2,971                3,044
                                              ----------           ----------
                Totals                        $    6,042           $    7,277
                                              ==========           ==========



NOTE 3 - EARNINGS (LOSS) PER COMMON SHARE

         Earnings or loss per common share for the three months ended December 31, 1994 and January 1, 1994 has been computed based on weighted average common shares outstanding as of the above dates and does not include the effect of common stock equivalents as such effect would have been anti-dilutive.

NOTE 4 - INCOME TAXES

         As of September 30, 1994, the Company had net operating losses carryforwards for federal and state income tax purposes of $29,636,000 and $25,296,000, respectively. Income before income taxes was applied against the net operating loss carryforwards resulting in no income tax provision for the quarter ended December 31, 1994. These carryforwards, for which future benefit is not assured, expire through 2008.

                            DICEON ELECTRONICS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained elsewhere within this Report on Form 10-Q.

RESULTS OF OPERATIONS

         Net sales

         Net sales for the three months ended December 31, 1994 decreased 6.4 percent compared to the first quarter of fiscal 1994. The decrease resulted primarily from lower unit sales volume combined with a reduction in average sales price. The decrease in sales volume was attributable to a decrease in demand from the Company's recurring customer base for all of the Company's products. The reduction in average sales price was attributable to the continued highly competitive nature of the circuit board industry. Management does not expect improvement in the average sales price in the near-future.

         Cost of sales

         Cost of sales as a percentage of net sales decreased from 97.4 percent in the first quarter of fiscal 1994 to 87.4 percent for the first quarter of fiscal 1995. The decrease was attributable to lower labor and benefit cost per units shipped and, to a lesser extent, lower material cost per units shipped. The improvement in labor and benefit costs was due to better utilization of labor after the January 6, 1994 and October 3, 1994 reductions in employees and improved operating efficiencies. The improvement in material cost per units shipped was due to a better product mix and cost reductions.

         Selling, General and Administrative

         Selling, general and administrative (SG&A) expense for the three months ended December 31, 1994 decreased 22.4 percent compared to the first quarter of fiscal 1994. As a percentage of net sales, SG&A decreased from 10.9 percent for the first quarter of fiscal 1994 to 9.1 percent for the first quarter of fiscal 1995. The decrease in SG&A for the first quarter of fiscal 1995 from that incurred in the first quarter of fiscal 1994, was primarily due to the inclusion in the first quarter of fiscal 1994 of consulting fees associated with the Company's initial, discontinued efforts to restructure its 5 1/2 percent Convertible Subordinated Debentures and consulting fees associated with obtaining a line of credit with an asset based lender. Also contributing to the decrease in SG&A were lower labor costs for administrative and executive functions due to the January 6 1994, and October 3, 1994 restructurings and associated reductions in the number of employees. Partially offsetting these reduced costs were higher commissions paid to outside sales representatives.

         Research and development

         Research and development expenditures decreased 53.8 percent during the three months ended December 31, 1994 from the first quarter of fiscal 1994. The decrease in expenditures is directly attributable due to lower labor and benefit costs of engineers related to the reduction of employees on January 6, 1994. Currently, the Company is marketing the products developed in prior years at its Advanced Development Center in Chatsworth, California (the center was closed in fiscal 1993).

         Restructure

         On January 6, 1994, the Company announced the down-sizing of all of its operations. In connection with the down-sizing, the Company reduced its work force by approximately 150 employees and accrued a one-time charge of $600,000, recognized during the quarter ended January 1, 1994. All costs associated with this restructuring were paid during fiscal 1994.

                            DICEON ELECTRONICS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

         Interest income and interest expense

         Interest income decreased 95.6 percent for the three months ended December 31, 1994, from the first quarter of fiscal 1994. The decrease was primarily due to a reduction in interest bearing investments held by the Company. The Company had no interest bearing investments during the first quarter of fiscal 1995.

         Interest expense decreased 7.9 percent for the three months ended December 31, 1994, from the first quarter of fiscal 1994. The decrease is attributable to lower interest expense due to the exchange of $16,000,000 in principal amount of Debentures held by Mr. Milan Mandaric for 3,200,000 newly issued shares of the Company's common stock in a two part transaction which closed on June 30, 1994 and July 13, 1994. Partially offsetting the lower interest expense was interest due to short-term borrowings from the Company's asset-based lender.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1994, the Company had cash, cash equivalents and short-term investments of $1,300,000, which reflects a $262,000 decrease in the balance from September 30, 1994. Cash of $972,000 was generated from operating activities. The decrease in inventories is attributable to better purchasing practices of raw materials utilized in the Company's backpanel product line. The Company's restructure reserve decrease of $151,000 was attributable to the payment of wages to executives who have severance agreements. The remaining $710,000 of restructure reserve is expected to be paid over the next nine months, mainly to those executives with severance agreements. All other operating activities experienced normal fluctuations.

         The cash generated from operating activities was offset by investing activities of $594,000 for the purchase of capital equipment and by financing activities for the repayment of a portion of the short term borrowings. The purchase of capital equipment was for normal replacements.

         As of December 31, 1994, the Company had borrowed $4,668,000 under the line of credit that was established December 17, 1993 with the aforementioned lender. In the first quarter of fiscal 1995, the Company repaid borrowings of $520,000, leaving net borrowings of $4,148,000. Also, under the terms of the agreement, the Company's cash collections are applied to any outstanding borrowings upon the receipts clearing the bank. At December 31, 1994, the asset based lender was in possession of $1,321,000 of the Company's cash collections and, accordingly, such funds have been applied to the $4,148,000 borrowing.

         As of December 31, 1994, the Company's ratio of current assets to current liabilities was 1.4 to 1. In addition, the Company had $1,300,000 in cash and cash equivalents which are available for current operations, capital expenditures or other purposes. The Company has no material cash obligations other than normal replacements. Management believes that the Company's existing working capital, the remaining borrowing capacity, and funds generated from operations will be sufficient to meet presently anticipated working capital requirements.

                            DICEON ELECTRONICS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

         In June 1994, the Company agreed with Mr. Milan Mandaric to exchange $16,000,000 of 5 1/2 percent Convertible Subordinated Debentures due 2012 for 3,200,000 newly issued shares of common stock. The transaction included a payment of $293,000 for accrued interest on the debentures exchanged and reimbursement of $50,000 for Mr. Mandaric's professional expenses. All legal and consulting costs related to those discussions were accrued for in the third quarter of fiscal 1994 and were applied against the extraordinary gain recorded in the third quarter of fiscal 1994. There was no cash infusion made by Mr. Mandaric as a result of this transaction. The Company subsequently delivered those Debentures to the Trustee for credit against future sinking fund payments under the terms of the indenture relating to the Debentures.

         Environmental

         The Company's manufacturing processes utilize substantial quantities of heavy metals, acids and other hazardous substances, as well as substantial quantities of water. The Company is subject to federal, state and local environmental laws and regulations regarding air, water and land use, the generation, use, storage and disposal of hazardous materials and wastes, and the operation and closure of manufacturing facilities at which hazardous materials are used or hazardous wastes are generated. The Company is aware of contamination of soil and groundwater (principally by metals and solvents) at two of its former facilities in Northern California. The Company incurred costs of $109,000 to cleanup soil at one of the former facilities and the property was returned to its owner during the second quarter of fiscal 1994. The likely future cost of groundwater cleanup at that facility is not yet reasonably estimable, but investigative costs of $30,000 have been estimated through March 1, 1995. At the other former facility in Northern California the estimated cleanup cost for the soil contamination is $137,000. In addition the facility is adjacent to an existing State of California administered Superfund site and may become part of a related State of California administered regional groundwater investigation; the likely future cost to the Company in connection with possible groundwater cleanup is not yet reasonably estimable. During the second quarter of fiscal 1994, the Company also incurred costs of $235,000 to clean up soil contamination at a former facility in Southern California and the property was returned to its owner. At another former facility in Southern California, the Company conducted limited groundwater sampling in connection with a potential sale of the property, and low concentrations of solvents were detected. At this time, it is not possible to determine whether any response actions will need to be taken; and accordingly, the likely future cost to the Company is not yet reasonably estimable.

         The Company is further aware of soil and groundwater contamination (principally by metals and solvents) at two currently used facilities, one in Northern California and one in Southern California. At its Northern California facility, the Company is indemnified by the former property owner who acknowledged his obligation. At its Southern California facility, the Company's preliminary estimate of remedial costs, expected to be incurred over five to seven years, ranges from approximately, $880,000 to $1,480,000 (including between approximately $300,000 and $400,000 estimated capital expenditures for waste treatment equipment acquisition and installation costs). At its Northern California facility, the Company also received notice that regulatory authorities plan to reduce the discharge limits for industrial waste water discharge containing heavy metals. New limits are expected to become effective July 1, 1996. Depending on the magnitude of the modifications needed to comply with the reduced limits, the cost is preliminarily estimated by the Company at between approximately $50,000 to $750,000.

                            DICEON ELECTRONICS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

         As of December 31, 1994, the Company believes it has appropriately recorded all known costs related to environmental matters, including the minimum amounts where the estimated costs are within a range, and are primarily accrued in other current liabilities. However, actual future environmental related expenditures are subject to numerous uncertainties, including the discovery of additional environmental concerns, further development of cost estimates, new and changing environmental laws and requirements, or new interpretations of existing laws and requirements. Accordingly, there can be no assurance that future environmental related expenditures will not exceed the Company's current estimates, or that they will not have a materially adverse effect on the Company.

Part II. OTHER INFORMATION

Item 6   a. EXHIBITS

10.1 Lease for 1188 Bordeaux Drive, Sunnyvale, California, dated October 24, 1994, by and among Symtron Corporation and Redtree Properties, L.P.

         b. CURRENT REPORTS ON FORM 8-K

         During the first quarter of the current fiscal year, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DICEON ELECTRONICS, INC.
                                        ------------------------
                                              (Registrant)

    Date: February 6, 1995              By: /s/  MICHAEL S. SHIMADA
                                           ------------------------------
                                        Michael S. Shimada
                                             Chief Financial Officer
                                        (Principal Financial Officer
                                        and Duly Authorized Officer)