Form 10-Q
period 1995-04-01
ELEXSYS INTERNATIONAL INC
filed 1995-05-15
CIK 727010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549


                                   FORM 10-Q

(Mark one)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 1, 1995
                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  transition  period  from  _______________  to________________

                         Commission file number 0-11691


                          ELEXSYS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                         95-3534864
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

               18522 Von Karman Avenue, Irvine, California 92715
              (Address of principal executive offices) (Zip Code)


                                 (714) 833-0870
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No__


    At May 7, 1995, there were 8,874,320 outstanding shares of common stock.


                        This report consists of 13 pages



                          ELEXSYS INTERNATIONAL, INC.
                                   FORM 10-Q
                                     INDEX



                                                                                                       Page
Part I.            Financial Information:

                   Item 1.
                   Consolidated Balance Sheets as of April 1, 1995 and September  30, 1994..........    2

                   Consolidated Statements of Operations for the Three and Six Months
                   Ended April 1, 1995 and April 2, 1994............................................    3

                   Consolidated Statements of Cash Flows for the Six Months
                   Ended April 1, 1995 and April 2, 1994............................................    4

                   Notes to the Consolidated Financial Statements...................................    5

                   Item 2.
                   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...........................................................     8

Part II.           Other Information...............................................................    12


                          ELEXSYS INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Thousands of dollars, except share data)


                                                        April 1,  September 30,
                                                           1995        1994
ASSETS                                                 (Unaudited)
Current assets
  Cash and cash equivalents                             $    325    $  1,562
  Accounts receivable - net                               11,557       9,063
  Inventories                                              6,721       7,277
  Prepaid expenses and other current assets                  702         381
                                                             ---         ---
         Total current assets                             19,305      18,283
                                                          ------      ------
Property, plant and equipment                             66,153      65,481
  Less accumulated depreciation and amortization         (49,483)    (47,703)
                                                         -------     -------
         Property, plant and equipment, net               16,670      17,778
                                                          ------      ------
Other assets                                                 981         922
                                                             ---         ---
             Total assets                               $ 36,956    $ 36,983
                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                      $  6,892    $  6,170
  Accrued payroll and related costs                        2,130       1,950
  Other current liabilities                                2,323       2,866
  Short-term borrowings                                    3,636       3,456
  Current portion of long-term debt                           50          50
                                                              --          --
   Total current liabilities                              15,031      14,492
                                                          ------      ------
Long term debt                                               381         406
Convertible subordinated debentures                       12,000      16,000
Stockholders' equity
Common stock, $1.00 par value, 20,000,000 shares
  authorized, 8,808,520 and 8,334,960 shares issued and
  outstanding at April 1, 1995 and at September 30, 1994   8,809       8,335
Additional paid-in capital                                 5,145       3,373
Accumulated deficit                                       (4,410)     (5,623)
                                                          ------      ------
         Net stockholders' equity                          9,544       6,085
                                                           -----       -----
   Total liabilities and stockholders' equity           $ 36,956    $ 36,983
                                                        ========    ========



   The accompanying notes are an integral part of these financial statements.


                          ELEXSYS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                     Three Months Ended      Six Months Ended
                                                     April 1,    April 2     April 1     April 2
                                                       1995       1994         1995        1995

Net sales                                           $ 23,407    $ 26,153    $ 46,160    $ 50,464
Cost of sales                                         21,541      23,306      41,424      46,997
                                                      ------      ------      ------      ------

  Gross profit                                         1,866       2,847       4,736       3,467

Operating expenses:
  Selling, general and administrative                  2,200       2,670       4,266       5,331
  Research and development                               126         171         249         437
  Provision for restructuring of operations                0           0           0         600
                                                           -           -           -         ---

         Total operating expenses                      2,326       2,841       4,515       6,368
                                                       -----       -----       -----       -----

Income/(loss) from operations                           (460)          6         221      (2,901)

Other (income) expenses:
  Interest expense                                       410         591         842       1,060
  Interest income                                          0          (3)         (1)        (26)
                                                           -          --          --         ---

Loss before extraordinary item                          (870)       (582)       (620)     (3,935)

Extraordinary item: (Note 5)
  Gain from exchange of 5 1/2 percent Convertible
  Subordinated Debentures due 2012 for common
  stock, net of expenses                               1,833           0       1,833           0
                                                       -----           -       -----           -
         Net income (loss)                          $    963    $   (582)   $  1,213    $ (3,935)
                                                    ========    ========    ========    ========
Earnings (loss) per share (Note 3)
Primary                                                $0.11       $(0.11)     $0.14     $(0.77)
Fully diluted                                          $0.10       $(0.11)     $0.13     $(0.77)
                                                       -----       ------      -----     ------

Weighted average common shares and common
equivalent shares outstanding
Primary                                                8,751        5,135      8,751      5,135
Fully diluted                                          9,278        5,135      9,278      5,135
                                                       =====        =====      =====      =====






   The accompanying notes are an integral part of these financial statements.

                          ELEXSYS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)



                                                               Six Month Ended
                                                            April 1,   April 2,
                                                             1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $ 1,213    $(3,935)
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
  Extraordinary gain                                          (1,833)         0
  Depreciation and amortization                                2,780      3,344
  Provision for restructuring of operations                        0        600
  Increase in accounts receivable                             (2,494)    (1,005)
  Decrease in inventories                                        556        422
  (Increase) decrease in prepaid expenses and other
  current assets                                                (321)       113
  Increase (decrease) in accounts payable                        722     (4,633)
  Increase (decrease) in accrued payroll and related taxes       180       (470)
  Decrease in other current liabilities                         (543)     (1389)
  Other                                                         (207)      (163)
                                                                ----       ----
  Net cash provided (used) by operating activities                53     (7,116)
                                                                  --     ------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term investments                   0      4,000
Purchase of property, plant and equipment                     (1,666)    (1,159)
                                                              ------     ------
  Net cash (used) provided by investing activities            (1,666)     2,841
                                                              ------      -----

CASH FLOWS USED BY FINANCING ACTIVITIES
Net borrowings on short-term borrowings                          180      3,392
Principal payments on long term debt                             (25)       (23)
Proceeds from options exercised                                  221          0
                                                                 ---          -
  Net cash provided by financing activities                      376      3,369
                                                                 ---      -----

Net decrease  in cash and cash equivalents                    (1,237)      (906)
Cash and cash equivalents, beginning of period                 1,562      2,415
                                                               -----      -----
Cash and cash equivalents, end of period                     $   325    $ 1,509
                                                             -------    -------

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest payments                                                 $470     $910
                                                                  ====     ====
Income tax payments                                               $ 24     $  4
                                                                  ====     ====

   The accompanying notes are an integral part of these financial statements.

                          ELEXSYS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements of Elexsys International, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of April 1, 1995 and September 30, 1994, the results of its operations for the three and six months ended April 1, 1995 and April 2, 1994 and its cash flows for the six months ended April 1, 1995 and April 2, 1994. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

         The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1994, included in the Company's Annual Report on Form 10-K for that fiscal year.


Note 2 - Inventories

Inventories consist of the following (thousands of dollars):
                                                   April 1,        September 30,
                                                      1995               1994
                                                                     (Unaudited)
Raw materials                                          $2,682             $4,233
Work in progress                                        4,039              3,044
                                                        -----              -----
Totals                                                 $6,721             $7,277
                                                       ======             ======

                          ELEXSYS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Earnings (Loss) Per Common Share

         Earnings or loss per common share for the three and six months ended April 1, 1995 has been computed based on weighted average common shares outstanding and common stock equivalents as of the above dates and does not include the assumed conversion of the 5 1/2 percent Convertible Subordinated Debentures due 2012 as such effect would have been anti-dilutive. The loss per share for the three and six months ended April 2, 1994 has been computed based on average common shares outstanding as of April 2, 1994 and does not include the effect of common stock equivalents as such effect would have been anti-dilutive.

                                                      Three Months   Six Months
                                                      April 1,1995 April 1, 1995
                                                       (Unaudited)   (Unaudited)

Net Loss before extraordinary item                          $(870)     $(620)
Net income                                                  $ 963     $1,213

Earnings (loss) per common share and common share
equivalent, primary
     Loss before extraordinary item                         $(0.10)    $(0.07)
     Extraordinary item                                     $ 0.21     $ 0.21
     Net income                                             $ 0.11     $ 0.14

Earnings (loss) per common share and common share
equivalent, fully diluted
     Loss before extraordinary item                         $(0.10)    $(0.07)
     Extraordinary item                                     $ 0.20     $ 0.20
     Net income                                             $ 0.10     $ 0.13

Weighted average of common and dilutive common
equivalent shares outstanding
    Primary weighted average shares                           8,366      8,366
     Stock option equivalent                                    385        385
     Primary common and common equivalent shares              8,751      8,751

    Fully diluted weighted average shares                     8,809      8,809
     Stock option equivalent                                    469        469
     Fully diluted common and common equivalent share         9,278      9,278



Note 4 - Income Taxes

         As of September 30, 1994, the Company had net operating losses carryforwards for federal and state income tax purposes of $29,636,000 and $25,296,000, respectively. Net operating loss carryforwards were used to offset income before income taxes resulting in no income tax provision for the three and six months ended April 1, 1995. The remaining carryforwards, for which future benefit is not assured, expire through 2008.

                          ELEXSYS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Extraordinary Item

         On March 31, 1995, Elexsys International, Inc. exchanged for $4,000,000 of 5 1/2 percent Convertible Subordinated Debentures due 2012 an aggregate of 400,000 newly issued shares of common stock, par value $1.00 per share, to Mr. Milan Mandaric. The net gain of $1,833,000 was recorded as an extraordinary item. The net gain included a reduction of debt issuance costs related to the 5 1/2 percent Convertible Subordinated Debentures due 2012 and additional professional fees associated with the transaction. The transaction included a payment of $18,333 for accrued interest on the debentures exchanged.


Note 6 - Subsequent Event

         On April 28, 1995, the Company announced it had acquired substantially all the assets of Technet Electronics Limited, a manufacturer of printed circuit boards located in Great Britain for approximately $3,300,000 which consisted of $560,000 of cash and assumption of liabilities of approximately $2,740,000 including its current lines of credit. To complete the transaction, the Company borrowed $1,300,000 on its line of credit from the asset based lender of which $740,000 will be utilized as working capital.

                          ELEXSYS INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained elsewhere within this Report on Form 10-Q.

Results of Operations

         Net sales
         Net sales for the three months ended April 1, 1995 decreased 10.5 percent compared to the second quarter of fiscal year 1994. Net sales for the six months ended April 1, 1995 decreased 8.5 percent from the comparable six month period of fiscal 1994. The decrease in net sales resulted from lower volume of sales from the Company's backpanel line due to changes in product mix. Circuit board sales decreased due to a change in product mix. The circuit board product mix consisted of less advanced technology product resulting in higher volumes of product being shipped at competitive prices. Management is reviewing the changes in product mix, but does not expect improvement in the near-future.

         Cost of sales
         Cost of sales as a percentage of net sales increased from 89.1 percent in the second quarter of fiscal year 1994 to 92 percent for the second quarter of fiscal year 1995. The increase was attributable to a change in product mix resulting in higher material costs per units shipped for the backpanel product line, and, to a lesser extent, higher outside processing and service costs per units shipped for the circuit board product line. The higher outside processing and service costs were a direct result of outsourcing manufacturing processes for which the Company is not currently equipped to perform. The increase in costs was partially offset by improved productivity resulting in lower labor costs per units shipped. The improvement in labor costs is attributable to the October 3, 1994 reduction in workforce. Management is working on the problem of matching product with the operations' capabilities.

         For the six months ended April 1, 1995, cost of sales as a percentage of net sales decreased from 93.1 percent for the first six months of fiscal year 1994 to 89.7 percent for the six month period ended April 1, 1995. The decrease was attributable to lower labor and benefit cost per units shipped due to better utilization of labor after the October 3, 1994 reduction in employees. To a lesser extent, lower indirect material cost per units shipped contributed to the improvement in cost of sales. The improvement in indirect material costs is attributable to operating efficiencies and cost reductions. The decrease in costs was partially offset by higher material cost per units shipped for the backpanel product line.

         Selling, General and Administrative
         Selling, general and administrative (SG&A) expense for the three months ended April 1, 1995 decreased 17.6 percent compared to the second quarter of fiscal 1994. As a percentage of net sales, SG&A decreased from 10.2 percent for the second quarter of fiscal year 1994 to 9.4 percent for the second quarter of fiscal 1995. For the six months ended April 1, 1995, SG&A decreased 20 percent from the comparable six month period of fiscal 1994. As a percentage of net sales, SG&A decreased from 10.6 percent for the six month ended April 2, 1994 to 9.2 percent for the six month ended April 1, 1995. The decrease in SG&A for the three and six months ended April 1, 1995 was primarily due to a reduction in legal and consulting fees and cost reductions, partially offset by higher commission costs to manufacturers' representatives.

                          ELEXSYS INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Research and development
         Research and development expenditures decreased 26.3 percent during the three months ended April 1, 1995 compared to the second quarter of fiscal 1994. For the six months ended April 1, 1995, research and development expenditures decreased 43 percent from the comparable six month period of fiscal 1994. The decrease in expenditures is directly attributable to lower labor and benefit costs of engineers related to the restructuring on January 6, 1994, as described below.

         Restructure
         At the beginning of fiscal 1995 the Company's balance for restructuring reserve was $861,000, which is expected to be fully paid out by the end of the current fiscal year, mainly to executives who have severance agreements. During the first six months of fiscal 1995, the Company reduced its restructuring reserve by $342,000 through severance payments to such executives. As of April 1, 1995, the Compnay's other current liabilities included $519,000 of restructuring reserve.

         Interest income and interest expense
         Interest income decreased 100 percent and 96.3 percent for the three and six months ended April 1, 1995, respectively, from the comparable fiscal 1994 periods. The decrease was primarily due to a reduction in interest bearing investments held by the Company during fiscal 1995 compared to fiscal 1994.

         Interest expense decreased 30.6 percent and 20.6 percent for the three and six months ended April 1, 1995, respectively, as compared to the similar fiscal 1994 periods. The decrease is attributable to lower interest expense due to the exchange of $16,000,000 in principal amount of Debentures held by Mr. Milan Mandaric for 3,200,000 newly issued shares of the Company's common stock in a two part transaction which closed on June 30, 1994 and July 13, 1994. Partially offsetting the lower interest expense was interest due to short-term borrowings from the Company's asset based lender.

Liquidity and Capital Resources

         At April 1, 1995, the Company had cash, cash equivalents and short-term investments of $325,000 which reflects a $1,237,000 decrease in the balance from September 30, 1994. Cash of $53,000 was generated from operating activities. The increase in accounts receivable is attributable to lower net sales during the fourth quarter of fiscal year 1994. The decrease in inventories is attributable to better purchasing practices of raw materials utilized in the Company's backpanel product line, partially offset by an increase in work in process due to improvement in the order cycle. The decrease in other current liabilities was due in part to the $342,000 decrease in agreements. In addition, during the second quarter, the Company met its obligations to pay the semi-annual interest on its 5 1/2 percent Convertible Subordinated Debentures. All other operating activities experienced normal fluctuations.

         The cash generated from operating activities was offset by investing activities of $1,666,000 for the purchase of capital equipment. The purchase of capital equipment was for normal replacement and equipment for processes that the Company has outsourced.

                          ELEXSYS INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Investing activities were partially funded by the exercise of stock options by certain employees.

         As of April 1, 1995, the Company had borrowed $ 4,834,000 under the line of credit that was established December 17, 1993 with the aforementioned lender. In the first six months of fiscal 1995, the Company repaid borrowings of $520,000, leaving net borrowings of $.4,314,000 Also, under the terms of the agreement, the Company's cash collections are applied to any outstanding borrowings upon the receipts clearing the bank. At April 1, 1995, the asset based lender was in possession of $ 678,000 of the Company's cash collections and, accordingly, such funds have been applied to the $ 4,148,000 borrowing.

         On April 28, 1995, the Company announced it had acquired substantially all the assets of Technet Electronics Limited, a manufacturer of printed circuit boards located in Great Britain for approximately $3,300,000 which consisted of $560,000 of cash and assumption of liabilities of approximately $2,740,000, including its current lines of credit. To complete the transaction, the Company borrowed $1,300,000 from its line of credit from the asset based lender, of which $740,000 will be utilized as working capital.

         As of April 1, 1995, the Company's ratio of current assets to current liabilities was 1.3 to 1. In addition, the Company had $325,000 in cash and cash equivalents which are available for current operations, capital expenditures or other purposes. Other than the acquisition, the Company has no material cash obligations other than normal replacements. Management believes that the Company's existing working capital, the remaining borrowing capacity, and funds generated from operations will be sufficient to meet presently anticipated working capital requirements.

         In June 1994, the Company agreed with Mr. Milan Mandaric to exchange $16,000,000 of 5 1/2 percent Convertible Subordinated Debentures due 2012 for 3,200,000 newly issued shares of common stock. The transaction included a payment of $293,000 for accrued interest on the debentures exchanged and reimbursement of $50,000 for Mr. Mandaric's professional expenses. All legal and consulting costs related to those discussions were accrued for in the third quarter of fiscal 1994 and were applied against the extraordinary gain recorded in the third quarter of fiscal 1994. There was no cash infusion made by Mr. Mandaric as a result of this transaction. The Company subsequently delivered those Debentures to the Trustee for credit against the future sinking fund payments under the terms of the indenture relating to the Debentures.

         In March 1995, the Company agreed with Mr. Milan Mandaric to exchange $4,000,000 of 5 1/2 percent Convertible Subordinated Debentures due 2012 for 400,000 newly issued shares of common stock. The transaction included a payment of $18,333 for accrued interest on the debentures exchanged. All legal and consulting costs related to those discussions were accrued for in the second quarter of fiscal 1995 and were applied against the extraordinary gain recorded in the second quarter of fiscal 1995. There was no cash infusion made by Mr. Mandaric as a result of this transaction. The Company subsequently delivered those Debentures to the Trustee for credit against the future sinking fund payments under the terms of the indenture relating to the Debentures.

                          ELEXSYS INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Environmental
         The Company's manufacturing processes utilize substantial quantities of heavy metals, acids and other hazardous substances, as well as substantial quantities of water. The Company is subject to federal, state and local environmental laws and regulations regarding air, water and land use, the generation, use, storage and disposal of hazardous materials and wastes, and the operation and closure of manufacturing facilities at which hazardous materials are used or hazardous wastes are generated. The Company is aware of contamination of soil and ground water (principally by metals and solvents) at two of its former facilities in Northern California. The Company incurred costs of $109,000 to clean-up soil at one of the former facilities and the property was returned to its owner during the second quarter of fiscal 1994. The likely future cost of ground water cleanup at that facility is not yet reasonably estimable, but investigative costs of $30,000 have been incurred. At the other former facility in Northern California the Company incurred costs of approximately $137,000 for clean-up of soil contamination and the property was returned to its owner during the second quarter of fiscal 1995. In addition the facility is adjacent to an existing State of California administered Superfund site and may become part of a related State of California administered regional ground water investigation; the likely future cost to the Company in connection with possible ground water cleanup is not yet reasonably estimable. During the second quarter of fiscal 1994, the Company also incurred costs of $235,000 to cleanup soil contamination at a former facility in Southern California and the property was returned to its owner. Notification was made to the proper agencies. At another former facility in Southern California, the Company conducted limited groundwater sampling in connection with a potential sale of the property, and low concentrations of solvents were detected. At this time, it is not possible to determine whether any response actions will need to be taken; and accordingly, the likely future cost to the Company is not yet reasonably estimable.

         The Company is further aware of soil and ground water contamination (principally by metals and solvents) at two currently used facilities, one in Northern California and one in Southern California. At its Northern California facility, the Company is indemnified by the former property owner who acknowledged his obligation. At its Southern California facility, the Company's preliminary estimate of remedial costs, expected to be incurred over five to seven years, ranges from approximately, $880,000 to $1,480,000 (including between approximately $300,000 and $400,000 estimated capital expenditures for waste treatment equipment acquisition and installation costs). At its Northern California facility, the Company has also received notice that regulatory authorities plan to reduce the discharge limits for industrial waste water discharge containing heavy metals. New limits are expected to become effective in October 1994. Based on proposed limits, the cost to the Company of additional equipment and process modifications needed to comply with the reduced limits is preliminary estimated by the Company less than $100,000. As of April 1, 1995, the Company believes it has appropriately recorded all known costs related to environmental matters, including the minimum amounts where the estimated costs are within a range, and are primarily accrued in other current liabilities. However, actual future environmental related expenditures are subject to numerous uncertainties, including the discovery of additional environmental concerns, further development of cost estimates, new and changing environmental laws and requirements, or new interpretations of existing laws and requirements. Accordingly, there can be no assurance that future environmental related expenditures will not exceed the Company's current estimates, or that they will not have a materially adverse effect on the Company.

Part II. OTHER INFORMATION


Item 4   Submission of Matters to a Vote of Security Holders

  The Company held its annual meeting of Shareholders ("Annual Meeting") on February 28, 1995. At the Annual Meeting the Shareholders voted upon and approved the following proposals: (1) the election of one director, Mr. Charles
H. Handley, to serve for a three-year term (2) the ratification of certain amendments to the Company's Certificate of Incorporation and (3) the ratification of the Company's 1994 Incentive Stock Option Plan. For proposal No. 1, 7,327,124 votes were cast in favor, and 6,350 votes were withheld. Proposal No. 2 received 4,802,355 votes in favor, 32,850 against and 2,498,269 abstentions or broker non-votes. Proposal No. 3 received 5,469,675 votes in favor, 21,345 votes against and 1,842,454 abstentions or broker non-votes.

Item 6   a. Exhibits

     10.2 Lease for 2609 Technology Drive, Plano, Texas 75074, dated March 1995, between Elexsys International, Inc. and Property Reserve, Inc.

     10.3 Asset Purchase Agreement dated April 28, 1995 between Elexsys International, Inc. and Technet UK

     27 Financial Data Schedule


         b. Current reports on Form 8-K

    February 28, 1995            Approval by Registrant's stockholders of
                                 Registrant's Amended and Restated Certificate of Incorporation which, among other things, changed Registrant's name to "Elexsys
                                 International, Inc." and election of William
                                 "Barry" Hegarty as Executive Vice President and
                                 Chief Operating Officer.

    March 20, 1995               Listing of Registrant's Common Stock on The
                                 Nasdaq Stock Market's SmallCap Market under the symbol "ELEX."

    March 31, 1995               Exchange by Mr. Milan Mandaric and Registrant
                                 of 400,000 newly issued shares of Registrant's
                                 Common Stock for $4 million in aggregate principal amount of Registrant's outstanding 5
                                 1/2 % Convertible Subordinated debentures due
                                 2012, pursuant to the terms of the Second
                                 Exchange Agreement dated as of March 29, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ELEXSYS INTERNATIONAL, INC.
                                  (Registrant)



Date: May 12, 1995                          By: /s/ Michael S Shimada
      ------------                              ---------------------
                                            Michael S. Shimada
                                            Chief Financial Officer
                                            (Principal Financial Officer
                                            and Duly Authorized Officer)