Form 10-Q
period 1995-07-01
ELEXSYS INTERNATIONAL INC
filed 1995-08-14
CIK 727010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549


                                   FORM 10-Q

(Mark one)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 1, 1995 OR

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


               At August 7, 1995, there were 8,921,560 outstanding shares of common stock.


                          ELEXSYS INTERNATIONAL, INC.
                                   FORM 10-Q
                                     INDEX



                                                                                                       Page
Part I.            Financial Information:

                   Item 1.
                   Consolidated Balance Sheets as of July 1, 1995 and September  30, 1994...........    2

                   Consolidated Statements of Operations for the Three and Nine Months
                   Ended July 1, 1995 and July 2, 1994..............................................    3

                   Consolidated Statements of Cash Flows for the Nine Months
                   Ended July 1, 1995 and July 2, 1994..............................................    4

                   Notes to the Consolidated Financial Statements...................................    5

                   Item 2.
                   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...........................................................     8

Part II.           Other Information...............................................................    12




                          ELEXSYS INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Thousands of dollars, except share data)

                                                          July 1,  September 30,
                                                            1995        1994
                                                                     (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents ...........................   $   1,098    $   1,562
  Accounts receivable - net ...........................      13,669        9,063
  Inventories .........................................       7,364        7,277
  Prepaid expenses and other current assets ...........         622          381
                                                          ---------    ---------
         Total current assets .........................      22,753       18,283
                                                          ---------    ---------
Property, plant and equipment .........................      72,270       65,481
  Less accumulated depreciation and amortization ......     (53,509)     (47,703)
                                                          ---------    ---------
         Property, plant and equipment, net ...........      18,761       17,778
                                                          ---------    ---------
Other assets ..........................................         997          922
                                                          ---------    ---------
             Total assets .............................   $  42,511    $  36,983
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ....................................   $   7,231    $   6,170
  Accrued payroll and related costs ...................       2,511        1,950
  Other current liabilities ...........................       2,387        2,866
  Short-term borrowings ...............................       5,806        3,456
  Current portion of long-term debt ...................         316           50
                                                          ---------    ---------
         Total current liabilities ....................      18,251       14,492
                                                          ---------    ---------
Long term debt ........................................       1,516          406
Convertible subordinated debentures ...................      12,000       16,000
Stockholders' equity
Common stock, $1.00 par value, 20,000,000 shares
  authorized, 8,903,560 and 8,334,960 shares issued and
  outstanding at July 1, 1995 and at September 30, 1994       8,904        8,335
Additional paid-in capital ............................       5,359        3,373
Accumulated deficit ...................................      (3,509)      (5,623)
Cumulative foreign currency translation adjustment ....         (10)
                                                          ---------    ---------
         Net stockholders' equity .....................      10,744        6,085
                                                          ---------    ---------

             Total liabilities and stockholders' equity   $  42,511    $  36,983
                                                          =========    =========



The accompanying notes are an integral part of these financial statements.





                          ELEXSYS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                    Three Months Ended      Nine Months Ended
                                                    July 1,     July 2,     July 1,    July 2,
                                                      1995        1994        1995       1994


Net sales .......................................   $ 27,298   $ 23,943    $ 73,458    $ 74,407
Cost of sales ...................................     23,010     21,539      64,434      68,536
                                                    --------   --------    --------    --------
  Gross profit ..................................      4,288      2,404       9,024       5,871

Operating expenses:
  Selling, general and administrative ...........      2,780      2,602       7,046       7,933
  Research and development ......................        115        156         364         593
  Provision for restructuring of operations .....          0          0           0         600
                                                    --------   --------    --------    --------
         Total operating expenses ...............      2,895      2,758       7,410       9,126
                                                    --------   --------    --------    --------
Income/(loss) from operations ...................      1,393       (354)      1,614      (3,255)

Other (income) expenses:
  Interest expense ..............................        470        638       1,312       1,698
  Interest income ...............................          0          0         (1)         (26)
                                                    --------   --------    --------    --------
Income (loss) before income taxes ...............        923       (992)        303      (4,927)
Provision for income taxes ......................         22          0          22           0
                                                    --------   --------    --------    --------
Income (loss) before extraordinary item .........        901       (992)        281      (4,927)

Extraordinary item: (Note 5)
  Gain from exchange of 5 1/2 percent Convertible
  Subordinated Debentures due 2012 for common
  stock, net of expenses ........................          0     10,167       1,833      10,167
                                                    --------   --------    --------    --------
         Net income .............................   $    901   $  9,175    $  2,114    $  5,240
                                                    ========   ========    ========    ========
Earnings per share (Note 3)
Primary .........................................   $   0.10   $   1.67    $   0.24    $   1.02
Fully diluted ...................................   $   0.10   $   1.07    $   0.23    $   0.63
                                                    --------   --------    --------    --------

Weighted average common shares and common
equivalent shares outstanding
Primary .........................................      9,285      5,610       8,947       5,158
Fully diluted ...................................      9,319      8,740       9,319       8,335
                                                    ========   ========    ========    ========



The accompanying notes are an integral part of these financial statements.



                          ELEXSYS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)


                                                                                    Nine Months Ended
                                                                                    July 1,     July 2,
                                                                                      1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................   $  2,114    $  5,240
Adjustments to reconcile net income to
 net cash provided (used) by operating activities:
  Extraordinary gain ...........................................................     (1,833)    (10,167)
  Depreciation and amortization ................................................      4,063       4,948
  Provision for restructuring of operations ....................................                    600
  Change in assets and liabilities, net of effects from purchase of Technet Ltd.:
  Increase in accounts receivable ..............................................     (3,749)       (455)
  Decrease in inventories ......................................................        350         731
  (Increase) decrease in prepaid expenses and other
  current assets ...............................................................       (195)        244
  Increase (decrease) in accounts payable ......................................        407      (6,252)
  Increase (decrease) in accrued payroll and related taxes .....................        415        (560)
  Decrease in other current liabilities ........................................       (791)     (1,445)
  Other ........................................................................       (187)        (94)
                                                                                   --------    --------
  Net cash provided (used) by operating activities .............................        594      (7,210)
                                                                                   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term investments ...............................                  4,000
Purchase of Technet Ltd., net of cash acquired .................................       (560)
Purchase of property, plant and equipment ......................................     (3,087)     (1,796)
                                                                                   --------    --------
  Net cash (used) provided by investing activities .............................     (3,647)      2,204
                                                                                   --------    --------
CASH FLOWS USED BY FINANCING ACTIVITIES
Net borrowings on short-term borrowings ........................................      2,350       3,354
Principal payments on long term debt ...........................................       (280)        (33)
Proceeds from options exercised ................................................        529
                                                                                   --------    --------
  Net cash provided by financing activities ....................................      2,599       3,321
                                                                                   --------    --------
Effects of exchange rate changes on cash flows .................................        (10)
Net decrease  in cash and cash equivalents .....................................       (464)     (1,685)
Cash and cash equivalents, beginning of period .................................      1,562       2,415
                                                                                   --------    --------
Cash and cash equivalents, end of period .......................................   $  1,098    $    730
                                                                                   ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest payments ..............................................................   $    481    $  1,212
                                                                                   ========    ========
Income tax payments ............................................................   $     24    $     30
                                                                                   ========    ========

The accompanying notes are an integral part of these financial statements.


                          ELEXSYS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements of Elexsys International, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of July 1, 1995 and September 30, 1994, the results of its operations for the three and nine months ended July 1, 1995 and July 2, 1994 and its cash flows for the nine months ended July 1, 1995 and July 2, 1994. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

         The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1994, included in the Company's Annual Report on Form 10-K for that fiscal year.

Note 2 - Inventories

Inventories consist of the following (thousands of dollars):

                                                    July 1,        September 30,
                                                      1995               1994
                                                   (Unaudited)


Raw materials ............................             $2,910             $4,233
Work in progress .........................              4,454              3,044
                                                       ------             ------
Totals ...................................             $7,364             $7,277
                                                       ======             ======


Note 3 - Income Taxes

         As of September 30, 1994, the Company had net operating losses carry forwards for federal and state income tax purposes of $29,636,000 and $25,296,000, respectively. Provision for income taxes resulted from income from the Company's United Kingdom subsidiary for the three and nine months ended July 1, 1995. Net operating loss carry forwards were used to offset income from the Company's United States operations resulting in no income tax provision for the three and nine months ended July 1, 1995, respectively, for these operations. The remaining carry forwards, for which future benefit is not assured, expire through 2008.

                          ELEXSYS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Earnings Per Common Share

         Earnings per common share for the three and nine months ended July 1, 1995 has been computed based on weighted average common shares outstanding and common stock equivalents as of the above dates and does not include the assumed conversion of the 5 1/2 percent Convertible Subordinated Debentures due 2012 as such effect would have been anti-dilutive. The earnings per share for the three months ended July 2, 1994 has been computed based on average common shares outstanding as of July 2, 1994 and includes the assumed conversion of the 5 1/2 percent Convertible Subordinated Debentures due 2012. The earnings per share for the nine months ended July 2, 1994 has been computed based on average common shares outstanding as of July 2, 1994 and does not include the assumed conversion of the 5 1/2 percent Convertible Subordinated Debentures due 2012 as such effect would have been anti-dilutive.


                                                         Three Months    Nine Months
                                                          July 1,1995    July 1, 1995
                                                          (Unaudited)    (Unaudited)
Net income before extraordinary item .....................     $  901     $  281
Net income ...............................................     $  901     $2,114

Earnings per common share and common share
equivalent, primary
Income before extraordinary item .........................     $ 0.10     $ 0.03
     Extraordinary item ..................................     $ 0.00     $ 0.20
     Net income ..........................................     $ 0.10     $ 0.24

Earnings per common share and common share
equivalent, fully diluted
     Income before extraordinary item ....................     $ 0.10     $ 0.03
     Extraordinary item ..................................     $ 0.00     $ 0.20
     Net income ..........................................     $ 0.10     $ 0.23

Weighted average of common and dilutive common
equivalent shares outstanding
    Primary weighted average shares ......................      8,870      8,532
     Stock option equivalent .............................        415        415
     Primary common and common equivalent shares .........      9,285      8,947

    Fully diluted weighted average shares ................      8,904      8,809
     Stock option equivalent .............................        415        415
     Fully diluted common and common equivalent share ....      9,319      9,319


                          ELEXSYS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Stock Options

         During the first nine months of fiscal 1995, the Company has granted pursuant to the 1994 Incentive Stock Option Plan options to purchase 234,500 shares of common stock, including 100,000 options to the Chief Operating Officer, at option prices ranging from $2.88 to $3.63 per share. All of these options vest at the rate of either 25 or 33 1/3 percent per year commencing one year from the date of grant.

Note 6 - Acquisition

         On April 28, 1995, the Company announced it had acquired substantially all the assets of Technet Electronics Limited, a manufacturer of printed circuit boards located in Great Britain, for approximately $3,300,000 which consisted of $560,000 of cash and assumption of liabilities of approximately $2,740,000 including its current lines of credit. To complete the transaction, the Company borrowed $1,300,000 on its line of credit from an asset based lender of which $740,000 will be utilized as working capital. Subsequent to the acquisition, long term debt of approximately $182,000 was paid.

Note 7 - Extraordinary Item

         On March 31, 1995, the Company exchanged for $4,000,000 of its 5 1/2 percent Convertible Subordinated Debentures due 2012 an aggregate of 400,000 newly issued shares of common stock, par value $1.00 per share, to Mr. Milan Mandaric. The net gain of $1,833,000 was recorded as an extraordinary item. The net gain included a reduction of debt issuance costs related to the 5 1/2 percent Convertible Subordinated Debentures due 2012 and additional professional fees associated with the transaction. The transaction included a payment of $18,333 for accrued interest on the Debentures exchanged.

Note 8 - Translation of Foreign Currencies:

         Assets and liabilities of the Company's United Kingdom subsidiary are translated into US. dollars at the exchange rates in effect at the end of the period. Revenue and expense accounts are translated at a weighted average of exchange rates which were in effect during the year. Translation adjustments that arise from translating the Company's United Kingdom subsidiary's financial statements from the pound sterling to US. dollars are accumulated in a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in results of operations as incurred. For the three and nine months ended July 1, 1995, there were no transaction gains or losses.

                          ELEXSYS INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained elsewhere within this Report on Form 10-Q.

Results of Operations

         Net sales
         Net sales for the three months ended July 1, 1995 increased 14 percent compared to the third quarter of fiscal year 1994. The increase in net sales resulted from increased demand for the Company's circuit board products from the Company's recurring customer base and two months of sales from the Company's recent acquisition in the United Kingdom. The increase in net sales was partially offset by lower volume of sales from the Company's back panel line due to changes in product mix and lower pricing on all products due to the competitive nature of the printed circuit board industry.

         Net sales for the nine months ended July 1, 1995 decreased 1.3 percent from the comparable nine month period of fiscal 1994. The decrease in net sales resulted from lower volume of sales from the Company's back panel line due to changes in product mix. Circuit board sales decreased due to changes in product mix and competitive pricing, partially offset by increased demand for circuit board products. Management has reorganized its sales and technical team for the purpose, among other things, of improving sales of its back panel product line; however, management does not expect improvement to occur in the near future.

         Cost of sales
         Cost of sales as a percentage of net sales decreased from 90 percent in the third quarter of fiscal year 1994 to 84.3 percent for the third quarter of fiscal year 1995. For the nine months ended July 1, 1995, cost of sales as a percentage of net sales decreased from 92.1 percent to 87.7 percent for the nine months ended July 2, 1994. The decrease in cost of sales as a percentage of net sales for the three and nine months ended July 1, 1995 was attributable to a favorable change in product mix, cost reductions, and improved efficiencies in circuit board operations resulting in lower material, labor, and overhead costs per unit shipped. The improvement in the circuit board operations was partially offset by increased material, labor, and overhead costs per units shipped for the Company's back panel product line due to changes in product mix. Management believes it has corrected the previously reported problem of matching circuit board products with the circuit board operations' capabilities, but there can be no assurance that increased operational efficiencies will result.

         Selling, General and Administrative
         Selling, general and administrative (SG&A) expense for the three months ended July 1, 1995 increased 6.8 percent compared to the third quarter of fiscal 1994. As a percentage of net sales, SG&A decreased from 10.9 percent for the third quarter of fiscal year 1994 to 10.2 percent for the third quarter of fiscal 1995. The increase in SG&A for the three months ended July 1, 1995 was primarily due to higher commissions to manufacturers' representatives, profit sharing, costs associated with reorganizing the sales and technical team, and two months of SG&A costs for the Company's United Kingdom acquisition, partially offset by a reduction in legal and consulting fees.

                          ELEXSYS INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the nine months ended July 1, 1995, SG&A decreased 11.2 percent from the comparable nine month period of fiscal 1994. As a percentage of net sales, SG&A decreased from 10.7 percent for the nine months ended July 2, 1994 to 9.6 percent for the nine months ended July 1, 1995. The decrease in SG&A for the nine months ended July 1, 1995 was primarily due to a reduction in legal and consulting fees and cost reductions, partially offset by higher commission costs to manufacturers' representatives and profit sharing.

         Research and development
         Research and development expenditures decreased 26.3 percent during the three months ended July 1, 1995 compared to the third quarter of fiscal 1994. For the nine months ended July 1, 1995, research and development expenditures decreased 38.6 percent from the comparable nine month period of fiscal 1994. The decrease in expenditures is directly attributable to lower labor and benefit costs of engineers related to the past restructuring by the Company.

         Restructure
         At the beginning of fiscal 1995, the Company's balance for restructuring reserve was $861,000, which is expected to be fully paid out by the end of the current fiscal year, mainly to executives who had severance agreements. During the first nine months of fiscal 1995, the Company reduced its restructuring reserve by $572,000 through severance payments to such executives. As of July 1, 1995, the Company's other current liabilities included $289,000 of restructuring reserve.

         Interest income and interest expense
         Interest income decreased 100 percent and 96.2 percent for the three and nine months ended July 1, 1995, respectively, from the comparable fiscal 1994 periods. The decrease was primarily due to a reduction in interest bearing investments held by the Company during fiscal 1995 compared to fiscal 1994.

         Interest expense decreased 26.3 percent and 22.7 percent for the three and nine months ended July 1, 1995, respectively, as compared to the similar fiscal 1994 periods. The decrease is attributable to lower interest expense due to the exchange of $16,000,000 in principal amount of the Company's 5 1/2 percent Convertible Subordinated Debentures due 2012 (the "Debentures") held by Mr. Milan Mandaric for 3,200,000 newly issued shares of the Company's common stock in a two part transaction which closed on June 30, 1994 and July 13, 1994 and the exchange of $4,000,000 in principal amount of Debentures held by Mr. Mandaric for 400,000 newly issued shares of the Company's stock in a transaction which closed on March 31, 1995. Partially offsetting the lower interest expense was interest due to short-term borrowings from the Company's asset based lender.

Liquidity and Capital Resources

         At July 1, 1995, the Company had cash, cash equivalents and short-term investments of $1,098,000, which reflects a $464,000 decrease in the balance from September 30, 1994. Cash of $594,000 was generated from operating activities. The increase in accounts receivable is attributable to higher net sales for the third quarter of fiscal year 1995 compared to the fourth quarter of fiscal year 1994. The decrease in inventories is attributable to better purchasing practices of raw materials utilized in the Company's back panel product line, partially offset by an increase in work in process due to improvement in the order cycle.

                          ELEXSYS INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The decrease in other current liabilities was due in part to the $572,000 decrease in restructuring reserve during the nine month period ended July 1, 1995. All other operating activities experienced normal fluctuations.

         The cash generated from operating activities was offset by investing activities of $3,087,000 for the purchase of capital equipment. The purchase of capital equipment was for normal replacement, equipment for processes that the Company has outsourced, and equipment to enhance our assembly capabilities.

         Financing activities were partially funded by the exercise of stock options by certain employees, offset by payment of approximately $182,000 of long term debt of Technet Electronics Limited.

         As of July 1, 1995, the Company had borrowed $6,732,000 under the line of credit that was established December 17, 1993 with an asset based lender. In the first nine months of fiscal 1995, the Company repaid borrowings of $520,000, leaving net borrowings of $6,212,000 Also, under the terms of the loan agreement, all of the Company's cash collections are applied to any outstanding borrowings upon the receipts clearing the bank. At July 1, 1995, the asset based lender was in possession of $406,000 of the Company's cash collections and, accordingly, such funds have been applied to reduce the amount outstanding under the Company's line of credit to $5,806,000.

         As of July 1, 1995, the Company's ratio of current assets to current liabilities was 1.2 to 1. In addition, the Company had $1,098,000 in cash and cash equivalents which are available for current operations, capital expenditures and other purposes. The Company has no material cash obligations or requirements for capital expenditures other than normal replacements. Management believes that the Company's existing working capital, the remaining borrowing capacity, and funds generated from operations will be sufficient to meet presently anticipated working capital requirements.

         In June 1994, the Company agreed with Mr. Milan Mandaric to exchange $16,000,000 of Debentures for 3,200,000 newly issued shares of common stock. The transaction included a payment of $293,000 for accrued interest on the Debentures exchanged and reimbursement of $50,000 for Mr. Mandaric's professional expenses. All legal and consulting costs related to this transaction were accrued for in the third quarter of fiscal 1994 and were applied against the extraordinary gain recorded in the third quarter of fiscal 1994. There was no cash infusion made by Mr. Mandaric as a result of this transaction. The Company subsequently delivered those Debentures to the Trustee for credit against the future sinking fund payments under the terms of the Indenture relating to the Debentures.

         In March 1995, the Company agreed with Mr. Mandaric to exchange $4,000,000 of Debentures for 400,000 newly issued shares of common stock. The transaction included a payment of $18,333 for accrued interest on the Debentures exchanged. All legal and consulting costs related to this transaction were accrued for in the second quarter of fiscal 1995 and were applied against the extraordinary gain recorded in that quarter. There was no cash infusion made by Mr. Mandaric as a result of this transaction. The Company subsequently delivered those Debentures to the Trustee for credit against the future sinking fund payments under the terms of the Indenture relating to the Debentures.

                          ELEXSYS INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Environmental
         The Company's manufacturing processes utilize substantial quantities of heavy metals, acids and other hazardous substances, as well as substantial quantities of water. The Company is subject to federal, state and local environmental laws and regulations regarding air, water and land use, the generation, use, storage and disposal of hazardous materials and wastes, and the operation and closure of manufacturing facilities at which hazardous materials are used or hazardous wastes are generated. The Company is aware of contamination of soil and ground water (principally by metals and solvents) at two of its former facilities in Northern California. At one of these facilities, soil has been remediated, but the likely future cost of ground water cleanup at that facility is not yet reasonably estimable. Investigative costs of $30,000 have been incurred. At the other former facility in Northern California, the Company incurred costs of approximately $137,000 for cleanup of soil contamination and the property was returned to its owner during the second quarter of fiscal 1995. In addition the facility is adjacent to an existing State of California administered Superfund site and may become part of a related State of California administered regional ground water investigation; the likely future cost to the Company in connection with possible ground water cleanup is not yet reasonably estimable. At a former facility in Southern California, the Company conducted limited ground water sampling in connection with a potential sale of the property, and low concentrations of solvents were detected. Notification was made to the proper agencies. At this time, it is not possible to determine whether any response actions will need to be taken; and accordingly, the likely future cost to the Company is not yet reasonably estimable.

         The Company is further aware of soil and ground water contamination (principally by metals and solvents) at two currently used facilities, one in Northern California and one in Southern California. At its Northern California facility, the Company is indemnified by the former property owner who acknowledged his obligation. At its Southern California facility, the Company's preliminary estimate of remedial costs, expected to be incurred over five to seven years, ranges from approximately $880,000 to $1,480,000 (including between approximately $300,000 and $400,000 estimated capital expenditures for waste treatment equipment acquisition and installation costs). At its Northern California facility, the Company has also received notice that regulatory authorities plan to reduce the discharge limits for industrial waste water discharge containing heavy metals. New limits are expected to become effective in October 1996. Based on proposed limits, the cost to the Company of additional equipment and process modifications needed to comply with the reduced limits is preliminarily estimated by the Company to be between $100,000 and $250,000. As of July 1, 1995, the Company believes it has appropriately recorded all known costs related to environmental matters, including the minimum amounts where the estimated costs are within a range, and are primarily accrued in other current liabilities. However, actual future environmental related expenditures are subject to numerous uncertainties, including the discovery of additional environmental concerns, further development of cost estimates, new and changing environmental laws and requirements, or new interpretations of existing laws and requirements. Accordingly, there can be no assurance that future environmental related expenditures will not exceed the Company's current estimates, or that they will not have a materially adverse effect on the Company.

Part II. OTHER INFORMATION





Item 6   a. Exhibits

        3.1     Amended and Restated Certificate of Incorporation of the Company
        3.2     Amended and Restated Bylaws of the Company
        27      Financial Data Schedule

         b. Current reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ELEXSYS INTERNATIONAL, INC.
                                        ---------------------------
                                                (Registrant)

Date: August 14, 1995                       By: /s/ Michael S. Shimada
      ---------------                           ----------------------
                                            Michael S. Shimada
                                            Chief Financial Officer
                                            (Principal Financial Officer
                                            and Duly Authorized Officer)