Form 10-K405
period 1995-09-30
ELEXSYS INTERNATIONAL INC
filed 1995-12-28
CIK 727010

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1995
                                       OR
(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        --------------     --------------
                         Commission file number 0-11691
                                                -------
                           ELEXSYS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       95-3534864
   -------------------------------                       -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                1188 Bordeaux Drive, Sunnyvale, California 94089
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)
                                 (408) 743-5400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                      None
Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1.00 Par Value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No
                                          -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on December 11, 1995 based on the average bid and asked prices of such stock on such date was $64,507,000. As of December 11, 1995, there were 9,023,930 outstanding shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement for its 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement") are incorporated by reference into
Part III as set forth herein. Portions of registrant's annual report to stockholders for the year ended September 30, 1995 are incorporated by reference into Part II as set forth herein. With the exception of those portions which are expressly incorporated herein by reference, said 1996 Proxy Statement and annual report are not deemed filed as part hereof.

                                     PART I
ITEM 1. BUSINESS

GENERAL

          Elexsys International, Inc., formerly Diceon Electronics, Inc. ("Elexsys" or the "Company"), is a leading manufacturer of interconnect products used in advanced electronic equipment. The Company manufactures complex products in the mid-volume sector of the electronic interconnect industry. The Company offers to its customers complete original design capability up to top level assembly,  as  Elexsys'  products  generally  require  greater  engineering  and manufacturing expertise than mass-produced, less complex products. The Company manufactures custom-designed, press-fit backpanels, surface mount backpanel assemblies and subsystems (known as a card cage complete with an assembled backpanel, power supply, fan and cable attachments), as well as multilayer, high density printed circuit boards. Elexsys works closely with its customers, beginning with the early stages of the customer's product design and development.

         Elexsys believes its capabilities both in manufacturing multilayer, high density printed circuit boards (including complex blind and buried via product, described below) and in providing value-added manufacturing services advantageously position the Company to serve high growth original equipment manufacturers ("OEM") in the rapidly changing electronics markets. Elexsys' OEM customers include a diversified base of manufacturers in the telecommunications, datacommunications, computer, industrial systems and medical systems segments of the electronics industry, such as Northern Telecom, DSC Communications, Digital Equipment, Honeywell, Tandem, Motorola Inc., Siemans Inc., Silicon Graphics, Inc. and AT&T Corporation.

         Elexsys' strategy is to continue to utilize its well established high technology printed circuit board manufacturing and engineering capabilities to further expand into the rapidly growing outsourcing market, providing products including complex press-fit backpanels, surface mount backpanel assemblies and subsystems. Key elements of this strategy include providing its customers with the highest levels of quality, superior service and leading edge technology.

         The Company was originally incorporated in California in 1980 and reincorporated in Delaware in 1987.

         On April 28, 1995, the Company acquired substantially all the assets of Technet Electronics, Limited, a manufacturer of printed circuit boards located in Peterborough, England, for approximately $3,300,000, which consisted of $560,000 of cash and assumption of liabilities of approximately $2,740,000, including Technet's current lines of credit.

ELECTRONIC INTERCONNECT INDUSTRY OVERVIEW

         Multilayer, high density printed circuit boards including complex blind and buried via products: According to the Institute for Interconnecting and Packaging Electronic Circuits ("IPC"), an industry data research firm, the United States printed circuit board market was approximately $6 billion in 1994 (the most recent year for which such information is available). Approximately $5 billion of this market was available to independent manufacturers such as Elexsys. IPC's data indicates that this market grew approximately 12% in 1994. Multilayer, high density printed circuit boards, the fastest growing segment, accounted for approximately 66% of the 1994 market. IPC also estimates that the percentage of the printed circuit board market available to independent printed circuit board manufacturers such as Elexsys, has increased from 66% to 83% since 1991. The European printed circuit board market is approximately $3.5 billion and the multilayer segment of the European market is approximately $1.4 billion.

         Backpanels: According to Fleck Research, an industry data research firm, the North American backpanel market was approximately $657.5 million in 1994 (the most recent year for which such information is available), an increase of 14.2% over 1993. This market may change if OEMs who currently have in house ("captive") operations decide to outsource their backpanel production, as has been the trend with printed circuit boards. According to this research firm, the European backpanel market is approximately $307.8 million.

         Value Added Contract Manufacturing: According to IPC, the United States value added contract manufacturing market, defined as printed circuit boards, backpanel assemblies, printed circuit board assembly and subsystems, was approximately $9.4 billion in 1994 and is growing at a rate of approximately 20% per year. Based on industry data, the Company believes that OEMs are increasingly relying upon independent manufacturers of complex, electronic interconnect products, such as Elexsys, rather than on captive production. Some original equipment manufacturers (OEMs) have discontinued, sold or curtailed domestic, captive, printed circuit board or backpanel production since 1990 including AT & T Corp., Data General Corporation, General Electric Company, Hewlett-Packard Company, Northern Telecom Limited, Raytheon Company, Unisys Corporation and Xerox Corporation. Elexsys' strategy will be to concentrate on the market niche of backpanel assemblies, subsystems, and printed circuit boards.

Other factors which Elexsys believes will lead OEMs to utilize contract manufacturers include:

Design Expertise: The customer benefits from custom design capabilities of contract manufacturers. For example, Elexsys works with the customer from the conceptual, design stage, to the prototype stage and through to the preproduction and production phases, to achieve a product design that is manufacturable economically at or near the commencement of the production runs.

Reduced Capital Investment Requirements: As electronic products have become more technologically advanced, the manufacturing process has become increasingly sophisticated and automated, requiring a greater level of investment in capital equipment. By outsourcing certain assemblies, OEMs can reduce their overall capital equipment requirements while maintaining access to advanced manufacturing facilities.

Focused Resources: In recent years, the electronics industry has experienced greater levels of competition and rapid technological change, and many OEMs increasingly are seeking to focus their limited resources on activities and technologies to provide products that add the greatest value to their markets. By offering printed circuit board fabrication and assembly services, manufacturers concentrating on these special services allow OEMs to focus on core technologies and activities such as product development, marketing and distribution.

Access to Leading Manufacturing Technology: Electronic interconnect products and related manufacturing technology have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the necessary technological expertise in process development and control. OEMs are motivated to outsource product in order to gain access to the manufacturer's process expertise and manufacturing capabilities.

Improved Inventory Management and Purchasing Power: Electronics industry OEMs are faced with increasing difficulties in planning, procuring and managing their inventories efficiently due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations and the need to achieve economies of scale in materials procurement. OEMs can reduce production costs by using the contract manufacturer's volume procurement capabilities and inventory management skills.

BUSINESS STRATEGY

         In response to the foregoing industry trends, Elexsys has structured its business to supply high technology printed circuit boards, sophisticated complex backpanel assemblies and value added electronic interconnect assemblies ("subsystems") including card cage, power supplies, fans, cables and harnesses. Elexsys' business strategy encompasses several elements:

Focus on quality: The Elexsys team strives to insure the highest levels of quality control in all phases of its operations, as quality is a critical, competitive factor in the electronic interconnect market. The Company strives for continuous improvement of its processes and has adopted a number of quality improvement and measurement techniques to improve its performance. All Elexsys' plants are ISO 9002 certified (excluding the recent acquisition in Peterborough, England and the newly opened facility in Plano, Texas). The operation in Peterborough, England has been certified under the United Kingdom's quality standard. It is anticipated that the operation will receive ISO 9002 certification upon completion of an audit.

Providing service oriented manufacturing: The Company manufactures all of the printed circuit boards used in its subsystems, motherboard assemblies and custom designed backpanels in order to maintain control over costs, quality and timely delivery of its products. This vertical integration also allows the Company to provide a broader range of assembly services, including prototype and high technology products.

Maintain technology leadership: Elexsys seeks to deliver advanced manufacturing and test engineering, responsive materials management, and technologically advanced, flexible and service-oriented manufacturing for the complex, leading-edge products of its OEM customers.

Target high value-added electronic interconnect products: Elexsys focuses on leading manufacturers of advanced electronic equipment, such manufacturers generally require custom designed, more complex interconnect products and short lead-time manufacturing services, such as quick-turn, multilayer printed circuit boards, complex backpanels, motherboard assemblies and subsystems. By focusing on such customer needs. Elexsys has been able to increase revenues and margins and the Company believes it has differentiated itself from many participants in the electronic interconnect industry.

Pursue a "teamwork" approach with customers: Elexsys seeks to establish "teams" with its customers by involving Elexsys engineers and staff in the early design stages of its customers' product development, and by providing quick-turnaround manufacturing services and just-in-time, kanban and dock-to-stock inventory management programs. Through this approach, Elexsys seeks to forge lasting customer relationships across a number of products and through multiple product generations.

Maintain a diversified customer base: Elexsys services a diversified customer base spread over a variety of growing industry segments. Elexsys' customers are in the telecommunications, datacommunications, computer, industrial and medical systems segments of the electronics industry. During fiscal 1995, the Company manufactured and sold circuit boards and backpanel assemblies to approximately 317 customers which are located primarily in North America and Europe. During fiscal 1995, 1994 and 1993, export sales were approximately $13,100,000, $8,500,000, $13,700,000 or 13 percent, 9 percent, and 14 percent of net sales, respectively. In aggregate, Elexsys' ten largest customers accounted for 66% of the Company's net sales. During fiscal 1995, three customers, Northern Telecom Corporation, DSC, and Tellabs, Inc. accounted for 24 percent, 12 percent, and 10 percent of net sales, respectively. Northern Telecom and the Company have had an established relationship since 1985. The two companies have entered into a one-year agreement commencing January 1, 1996, pursuant to which Northern Telecom has agreed to purchase a specified amount of the Company's circuit boards and backpanel assemblies as long as the Company satisfies certain conditions, including conditions on the quality and timely delivery of its products. The agreement is renewable on an annual basis. Elexsys' business may be subject to seasonal fluctuations of our customers.

PRODUCTS AND SERVICES

         Elexsys produces multilayer, high technology printed circuit boards, custom designed press-fit backpanels, surface mount backpanels and subsystems that are used in the manufacture of sophisticated electronic equipment. In fiscal 1995, most of Elexsys net sales were attributable to printed circuit boards (including multilayers) and backpanels.

             Custom designed backpanels are assemblies of stamped and plated pins, plastic housings and other components on multilayer or two-sided printed circuit boards. Backpanels are used in electronic systems to distribute power and ground, and to connect printed circuit boards which plug into the backpanel with other printed circuit boards, power supplies, and other circuit elements. They also are used to transfer information into and out of the system. As semiconductor speeds have increased and design requirements have become more stringent, backpanel complexity has increased significantly, often requiring the use of large multilayer printed circuit boards of six through 32 layers. The Company manufactures backpanels with up to 32 layers, .300 inches thick, and 2 feet by 3 feet in size. Elexsys has recently added a complete, fine-pitch surface mount technology

("SMT") assembly operation to its backpanel assembly capabilities, satisfying the emerging technology of a combination of press-fit connectors and active components on the same platform. SMT allows components to be placed on both sides of the printed circuit board, thereby permitting even greater density.

         Multilayer printed circuit boards consist of three or more layers of a printed circuit board laminated together and interconnected by plated-through holes. Printed circuit boards consist of metallic interconnecting paths on a non-conductive material, typically laminated epoxy glass. Holes drilled in the laminated and plated-through with conductive material from one surface to another, called plated-through holes, are used to receive component leads and to interconnect the circuit layers. On SMT boards electrical components are soldered instead of being inserted into through-holes. "Buried vias" or "blind vias" are very small drilled and plated holes which join the circuitry on adjacent layers within the board, but which do not connect the surfaces of the board. Multilayer boards increase packaging density, improve power and ground distribution, and permit the use of higher speed circuitry. The development of electronic components with increased speed, higher performance and smaller size has stimulated a demand for multilayer printed circuit boards, as they provide increased reliability, density and complexity. Since even the most sophisticated two-sided printed circuit boards cannot meet the requirements of today's circuit designers for packaging density, an increasing number of designs use multilayer technology.

          Subsystems consist of assembled backpanels, power supplies, fans and cable attachments that are enclosed in card cages, which are usually fabricated from steel or aluminum.

          Elexsys has developed a highly sophisticated mechanical design capability to provide its customers with design services. This capability allows Elexsys to establish a close partnership with its customers and gives Elexsys visibility for potential future customer requirements.

         Elexsys' products generally tend to have a broad range of prices and tend to be manufactured in relatively small quantities. For printed circuit boards, prices are dependent on the size of the board, the complexity, the timing of the customer's delivery request and the quantity ordered. For backpanel assemblies, prices are dependent on the size of the backpanel, the amount of components to be inserted and the quantity ordered. For subsystems, prices are dependent on the material content, complexity of assembly and the quantity ordered. In general, better profit margins have been obtained from complex backpanel assemblies, subsystems and high density multilayer circuit boards than from less advanced printed circuit boards and backpanel assemblies.


MANUFACTURING CAPABILITIES AND SERVICES

         Elexsys seeks to establish a relationship with customers by formulating a "team" approach and by providing high quality, responsive, flexible design and manufacturing capabilities and services. Elexsys offers:

Advanced Manufacturing Equipment: Elexsys' concentration on complex, electronic interconnect products has necessitated a substantial capital investment in advanced equipment and the continued introduction of new manufacturing processes. Elexsys has established an engineering capability to select and implement the latest manufacturing technology. For example, the fine lead spacing or "pitch" in SMT requires an exacting printed circuit board manufacturing and assembly process. The Company uses numerically controlled pin installation and high voltage electrical test equipment in its backpanel assembly manufacturing, and has developed a design and manufacturing capability for controlled impedance, multilayer printed circuit boards and backpanel assemblies. Elexsys' printed circuit board manufacturing operations require state-of-the-art equipment and processes. Elexsys' equipment portfolio includes a computerized, artwork generation system, numerically controlled drillers and routers, automatic electroless deposition lines, dry film photo-imaging equipment, automatic gold plating lines, computerized, electrical testers and automatic optical inspection readers.

Value Added Manufacturing: Computer integrated manufacturing ("CIM") services provided by Elexsys consist of developing manufacturing processes, along with tooling and test sequences for new products from product designs received from its customers. In addition, Elexsys' interconnect products division provides design and engineering services in the early stages of product development, thus assuring that both mechanical and electrical considerations are integrated into a subsystem approach to achieve a manufacturable, high quality and cost effective product. Elexsys also evaluates customer designs for manufacturability and, when appropriate, recommends design changes to reduce manufacturing costs or lead times or to increase manufacturing yields as well as the quality of finished backpanel assemblies and mother boards.

Quick turnaround: Elexsys' quick-turnaround manufacturing capabilities enables the Company to better serve the needs of its customers for quick response to their product designs. Shorter customer product life cycles and the need to bring new products to market quickly have created a demand for small quantities of complex multilayer printed circuit boards delivered in relatively short periods of time, typically from three to ten days. Sales of printed circuit boards produced in this manner accounted for approximately 14% of the Company's printed circuit boards sales in fiscal 1995. After engineering of an interconnect product is completed, Elexsys has the capability to manufacture prototype or preproduction versions of such product on a quick-turnaround basis. Elexsys believes that the demand for engineering and quick-turnaround prototype and preproduction manufacturing services will increase as OEMs' products become more complex and as the customers' product life cycles shorten. The Company's continued success depends upon its ability to respond to the evolving needs of customers in a timely manner.

Multilayer Printed Circuit Board Manufacturing: Elexsys' ability to manufacture printed circuit boards, including large, complex multilayer printed circuit boards with close tolerances, plated-through hole diameters and other characteristics important to backpanel applications, is one of the major factors that has enabled the Company to become an important supplier of complex, technologically advanced backpanel assemblies and multilayer printed circuit boards to the electronics industry. The Company began manufacturing multilayer printed circuit boards in 1979 and in fiscal 1995 multilayer sales constituted the majority of the Company's printed circuit board revenues. Today, Elexsys is capable of efficiently producing commercial quantities of printed circuit boards with up to thirty-two layers and circuit track widths as narrow as four mils.

         The manufacture of complex multilayer interconnect products often requires the use of blind or buried vias and adherence to strict electrical characteristics to maintain consistent, circuit transmission speeds (referred to as "controlled impedance boards"). These technologies require adherence to rigid lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers. The Company specializes in multilayer boards requiring controlled impedance and has developed the ability to manufacture large, thick multilayer backpanel boards using Cyanate Ester BT and GETEK(R) base materials for ultra, high-speed applications. By concentrating on the multilayer segment of the printed circuit boards market, where quality, technology and customer service are more important than the market for less complex boards, the Company believes it faces less direct competition.

         The manufacture of printed circuit boards involves several steps including dry film imaging, photoimageable soldermask processing, computer controlled drilling and routing, automated plating and process controls and achievement of controlled impedance. Manufacture of printed circuit boards used in backpanel assemblies requires specialized expertise and equipment because of the size of the backpanel relative to other printed circuit boards and the closer-to-hole diameter tolerances required for press-fit pin assembly. Multilayer manufacturing involves the placement of multiple layers of electrical circuitry within a single, printed circuit board or backpanel expanding the number of circuits and components that can be contained on the interconnect product. The operating speed of a system is increased by reducing the distance that electrical signals must travel. To increase the density of the circuitry in each layer, OEMs reduced the width of the circuit tracks, placing them closer together on the printed circuit board or backpanel. Interconnect products having narrow, closely spaced circuit tracks are known as "fine line" products.

Materials Procurement and Handling: Materials procurement and handling services provided by Elexsys include planning, purchasing and warehousing of electronic components and metal housings used in interconnect products. Elexsys uses a variety of materials in the manufacture of its products, including copper clad laminates, dry film photo resists, connectors, terminals and pins. Elexsys participates with our customers on various types of inventory management programs including, but not exclusive of, "dock to stock" and "just in time".

ISO 9002 Registration: As of November 8, 1994, the Company received ISO 9002 (an international quality standard) certification at all of its operations except for the newly opened Plano, Texas facility and the Peterborough, England facility. The company is currently pursuing such registration for the operations not certified. ISO 9002 registration, a worldwide standard for quality, is based on successful implementation of quality assurance requirements and requires annual compliance audits conducted by an independent quality assessor.

RAW MATERIALS

          Elexsys' policy is to maintain more than one supply source when practical, however, components for major OEM contracts are sometimes obtained from a single source. Also, the Company generally uses a single source to supply virtually all of the Company's requirements for laminate and glass materials. An interruption or loss of single-sourced raw materials could have a materially adverse effect on the Company's business.

COMPETITION

         The market for printed circuit boards, backpanels and subsystems is very competitive. Competition is principally based on price, product quality, technical capabilities and the ability to deliver product on schedule. Both the price of and the demand for most products are sensitive to economic conditions and certain segments of the electronics industry have experienced and may in the future experience reduced demand for their products.

         The technology used in the manufacture of double-side boards, most multilayer boards, backpanel press-fit assembly, surface mount backpanel assemblies, and subsystems is widely available and there are approximately 700 manufacturers of these products. The Company believes only a few dozen manufacturers  of boards  and  subsystems  in the United  States  are  presently producing high technology, multilayer printed circuit boards, backpanel assemblies and subsystems in commercial quantities. Elexsys competitors include both producers which primarily sell to others and OEMs that produce boards for their own use. Many of these firms are larger than the Company and have significantly greater financial, marketing and other resources. However the Company believes the trend of outsourcing manufacturing by OEMs will continue.

RISK FACTORS

         An investment in securities of Elexsys involves certain risks. In evaluating Elexsys and the Company's business, prospective investors should give careful consideration to the factors discussed below, in addition to the information provided elsewhere in the Annual Report on Form 10-K and in other documents filed with the Securities and Exchange Commission.

         Some of Elexsys' customers have their own captive manufacturing operations which produce some of their requirements for printed circuit boards, backpanels and subsystems manufactured by the Company. There is a risk, particularly during times of lower demand when manufacturing facilities are operating at less than full capacity, that some of Elexsys customers will make greater use of their own facilities rather than purchase from the Company. During times of lower demand, the Company may not be price competitive with captive operations, among other reasons, because of the substantial fixed costs already borne by Elexsys' customers with respect to such operations.

         There are risks that other customers will develop their own "in-house" capabilities, that additional competitors will acquire the ability to compete against the products and services offered by the Company, and that foreign firms will increase their share of the United States market. Additionally, future technological advances in electronics could render the printed circuit boards, backpanels or subsystems manufactured by Elexsys less significant to the electronics industry.

         The Company's customers generally order product by purchase order and not by long term supply contracts that irrevocably commit the customers to purchases over long periods. A customer could shift production to another vendor or itself without extensive advance notice to Elexsys. Thus, the loss of a significant customer could result in Elexsys not being able to identify and qualify, and commence production for, new customers in sufficient time to avoid a reduction in revenue or profitability. Generally, to establish a relationship with a new customer requires an extensive and lengthy qualification process and there are no assurances the production volumes with the new customer will match or exceed production volumes with the lost customer. Indeed, no assurance can be had that Elexsys would even be able to identify new customers at all.

         If any of the adverse events described in this section or elsewhere in this Form 10-K occurred, the results of operations of Elexsys could be materially adversely affected.


COMPLIANCE WITH ENVIRONMENTAL REQUIREMENTS

         The Company's manufacturing processes utilize substantial quantities of chemicals as well as substantial quantities of water. The Company is subject to and believes it is in compliance with federal, state and local environmental laws and regulations regarding air, water and land use, the generation, use, storage and disposal of hazardous materials and wastes and the operation and closure of manufacturing facilities at which hazardous materials are used or hazardous wastes are generated. The Company is aware of contamination of soil and ground water (principally by metals and solvents) at two of its former facilities in Northern California. At one of these facilities, soil has been remediated, but the likely future cost of ground water cleanup at that facility is not yet reasonably estimable. Investigative costs of $30,000 have been incurred. At the other former facility in Northern California, the Company incurred costs of approximately $137,000 for cleanup of soil contamination and the property was returned to its owner during the second quarter of fiscal 1995. In addition, the facility is adjacent to an existing State of California administered Superfund site and may become part of a related State of California administered regional ground water investigation; the likely future cost to the Company in connection with possible ground water cleanup is not yet reasonably estimable. At another former facility in Southern California, the Company conducted limited groundwater sampling in connection with a potential sale of the property, and low concentrations of solvents were detected. Notification was made to the proper agencies. At this time, it is not possible to determine whether any response actions will need to be taken; and accordingly, the likely future cost to the Company is not yet reasonably estimable.


          The Company is further aware of soil and ground water contamination (principally by metals and solvents) at two currently used facilities, one in Northern California and one in Southern California. At its Northern California facility, the Company is indemnified by the former property owner who has acknowledged his obligation. At its Southern California facility, the Company's preliminary estimate of remedial costs, expected to be incurred over five to seven years, ranges from approximately $880,000 to $1,480,000 (including between approximately $300,000 and $400,000 estimated capital expenditures for waste treatment equipment acquisition and installation costs). At its Northern California facility, the Company has also received notice that regulatory authorities plan to reduce the discharge limits for industrial waste water discharge containing heavy metals. New limits are expected to become effective in October 1996. Based on the proposed limits, the cost to the Company of additional equipment and process modifications needed to comply with the reduced limits is preliminarily estimated by the Company to be between $100,000 and $250,000.

          As of September 30, 1995, the Company believes it has appropriately recorded all known costs related to environmental matters, including the minimum amounts where the estimated costs are within a range. Such known costs are
primarily  accrued  in  other  current  liabilities.   However,   actual  future
environmental related expenditures are subject to numerous uncertainties, including the discovery of additional environmental concerns, further development of cost estimates, new and changing environmental laws and requirements, or new interpretations of existing laws and requirements. Accordingly, there can be no assurance that future environmental related expenditures will not exceed the Company's current estimates or that they will not have a materially adverse effect on the Company.

EMPLOYEES

         At September 30, 1995, the Company had 940 full-time employees, including 838 involved in manufacturing, quality control, product development and testing. The remainder are in sales, marketing, administration and executive positions. None of Elexsys' employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company as of November 30, 1995, are as follows:
Name                                Age              Position with Company
----                                ---              ---------------------------
Milan Mandaric                       57              Chairman of the Board,
                                                     Chief Executive Officer and
                                                     President

W. Barry Hegarty                     44              Chief Operating Officer

Michael S. Shimada                   45              Vice President, Finance,
                                                     Chief Financial Officer and
                                                     Secretary

         Mr. Mandaric was appointed Chairman of the Board on June 30, 1994. Mr. Mandaric became Chief Executive Officer and President on October 3, 1994. Prior to joining Elexsys, Mr. Mandaric founded Lika Corporation, a manufacturer of circuit boards, in the early 1970's and served as its CEO until its sale to Tandy Corporation in 1980. He later founded Sanmina Corporation, a manufacturer of high technology multilayer printed circuit boards and backpanels, and served as its President and Chairman through July 1989 and as a director until February 1994. He also served as Chairman of Senses International, Inc., a designer and manufacturer of wireless security systems, from July 1989 to May 1995.

         Mr. Hegarty was appointed Chief Operating Officer in April 1995. Prior to joining Elexsys, Mr. Hegarty was Vice President of Sales and Marketing at Sanmina Corporation from 1987 to 1995. From 1979 to 1987, Mr. Hegarty was employed at Kollmorgen Corporation. He was National Sales Manager and Product General Manager for the Additive Products Division in New York from 1983 to 1987, and Senior Finance Manager for the Industrial Drives Division in Europe from 1979 to 1983.

         Mr. Shimada served as Controller of the Company from July 1983 to January 1990; as Vice President, Finance from January 1990 to December 1993; and as Chief Financial Officer from February 1993 to December 1993. In December 1993, Mr. Shimada resigned from the Company. In March 1994, Mr. Shimada returned to the Company as Vice President, Finance and Chief Financial Officer. In October 1994, Mr. Shimada was appointed Secretary of the Company.

PROPRIETARY TECHNIQUES

          The Company has developed expertise and techniques which it uses in the manufacture of printed circuit boards, backpanels and subsystems. Generally, the Company relies on common law trade secret protection and on confidentiality agreements with its employees to protect its expertise and techniques. The Company owns but one patent and believes that patents have not historically constituted a significant form of intellectual property right in its industry.

BACKLOG

         At  September  30,  1995,  the Company  had a backlog of  approximately
$26,414,000 as compared to approximately $17,358,000 at September 30, 1994. Backlog is comprised of orders believed to be firm for products which have a firm scheduled shipment date during the next twelve months. However, some orders in the backlog may be canceled under certain conditions. The majority of the backlog is scheduled to be shipped within 120 days.

ITEM 2. PROPERTIES.

         Elexsys currently leases or owns eight production facilities, a sales office in Raleigh, North Carolina, and an information systems facility located in Irvine, California. The Company believes that its present facilities are well suited to its current operations and are in good repair.

         The following table lists the production facilities of the Company:
                                                              Owned      Lease
                              No. of    Square   Leased       Lease     Renewal
Location (1)                Locations    Feet    or Both   Expiration   Option
-------------------------   ---------   ------   -------   ----------   -------
Irvine, California              1       50,000   Leased       1999        No
Chatsworth, California          1       31,000   Owned
Mountain View, California       1       50,000   Leased       1999        Yes
Sunnyvale, California           1       31,000   Leased       1999        Yes
Plano, Texas                    1       31,000   Leased       2002        Yes
Peterborough, England           1       31,000   Leased       1998        Yes
Santa Ana, California           1       30,000   Owned
Nashua, New Hampshire           1       39,000   Leased       1996        Yes

(1) This table includes facilities which were closed during previous years. The facility in Chatsworth currently has a tenant who is currently paying rent to the Company. The facility in Santa Ana is currently vacant. The facility in Chatsworth and the facility in Santa Ana are currently held for sale.




ITEM 3. LEGAL PROCEEDINGS.

         On November 8, 1995, a former executive of the Company filed a complaint in the Superior Court of California, County of Santa Clara, alleging negligent misrepresentation concerning certain aspects of the plaintiff's severance agreement arrangement with the Company. The amount of damages claimed is approximately $800,000, plus unspecified punitive damages. The Company believes the complaint is not meritorious and Elexsys expects to vigorously defend against the complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None during the fiscal quarter ended September 30, 1995.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         There is hereby incorporated herein by reference the information appearing under the caption "Price Range of Common Stock" which appears on page 24 of the registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1995 (the "1995 Annual Report").

ITEM 6. SELECTED FINANCIAL DATA

         There is hereby incorporated herein by reference the information appearing under the caption "Selected Financial Data" which appears on page 4 of the 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         There is hereby incorporated herein by reference the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears on pages 5 through 9 of the 1995 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         There is hereby incorporated herein by reference the information appearing on pages 10 through 23 of the 1995 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is hereby incorporated herein by reference the information appearing under the captions "Election of Directors", "Board Committees and Meetings" and "Compliance with the Reporting Requirements of Section 16(a)" of the 1996 Proxy Statement. Information regarding executive officers of the Company is included in Item 1 of Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         There is  hereby  incorporated  herein  by  reference  the  information
appearing  under  the  captions   "Executive   Compensation"   and  "Performance
Measurement Comparison" of the 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is hereby incorporated herein by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" of the 1996 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules, and Exhibits

     1.   Independent  auditors' report
          The following financial statements are incorporated by reference under Item 8. above:
          -Consolidated balance sheets as of September 30, 1995 and 1994; -Consolidated statements of operations for each of the three years in the period ended September 30, 1995;
          -Consolidated statements of stockholders' equity (deficit) for each of the three years in the period ended September 30, 1995;
          -Consolidated statements of cash flows for each of the three years in the period ended September 30, 1995;

     2.   Financial statement schedules:
          All other schedules have been omitted since the information therein is not required to be included herein, is not present in amounts sufficient to require submission, or the required information is included in the consolidated financial statements including the notes thereto.

     3.   Exhibits

Exhibit
Number    Description of Exhibit
-------   ----------------------
   3.1* Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended July 1, 1995).

   3.2* Amended and Restated Bylaws by the Company (filed as Exhibit 3.2 to the Form 10-Q for the quarterly period ended July 1, 1995).

   4.1    Specimen Common Stock  Certificate of the Registrant.

   4.2* Form of Indenture, dated as of February 15, 1987, and Form of Specimen of 5 1/2% Convertible Subordinated Debentures due March 1, 2012 (filed as Exhibit 4.2 to the Form S-2).

   4.3*   Registration  Rights  Agreement,  dated as of May 11,  1987  (filed as
          Exhibit 4 to the Current Report on Form 8-K of the Registrant, dated May 11, 1987).

  10.1* Lease, dated August 13, 1968, between Birtcher Pacific and Pritec Corporation (formerly known as "Diceon Electronics, Inc.") (Filed as
          Exhibit 10.1 to the Registration Statement on Form S-1 of the Registrant, Registration No. 2-86316 (the "Form S-1")).

  10.2* Lease, dated February 1, 1984, between Toussaint Limited and Diceon Electronics, Inc., a California corporation ("Diceon California") (filed as Exhibit 10-2 to the Annual Report on Form 10-K of the Registrant for the year ended September 30, 1989 (the "1989 Form 10-K")).

 10.3*    Option  Agreement  and  Limited  Right  of  First  Offer,  dated as of
          February  1,  1984  by  and  between   Toussaint  Limited  and  Diceon
          California (filed as Exhibit 10.3 to the 1989 Form 10-K).

 10.4* Lease, dated November 28, 1986, between Kollmorgen Corporation and Diceon California (filed as Exhibit 10.6 to the Form S-2).

 10.5*+   Employee Stock  Option  Plan (1983) (filed as Exhibit 10.9 to the Form
          S-1).

 10.6*+   First Amendment to Employee Stock Option Plan (1983) (filed as Exhibit
          10.9.1 to the Form S-1).

 10.7*+   Second  Amendment  to Employee  Stock  Option  Plan  (1983)  (filed as
          Exhibit 10.8 to the 1990 Form 10-K).

 10.8*+   Third Amendment to Employee Stock Option Plan (1983) (filed as Exhibit
          10.10 to the Annual Report on Form 10-K of the Registrant for the year ended September 30, 1988 (the "1988 Form 10-K")).

 10.9*+   Fourth  Amendment  to Employee  Stock  Option  Plan  (1983)  (filed as
          Exhibit 10.10 to the 1990 Form 10-K).

 10.10*+  Fifth Amendment to Employee Stock Option Plan (1983) (filed as Exhibit
          10.12 to the 1992 Form 10-K).

 10.11*+  Sixth Amendment to Employee Stock Option Plan (1983) (filed as Exhibit
          10.12 to the 1992 Form 10-K).

 10.12*+ Form of Incentive Stock Option Agreement (filed as Exhibit 10.12 to the 1988 Form 10-K).

 10.13*+ Non-Qualified Stock Option Plan (1984) (filed as Exhibit 10.12 to the 1990 Form 10-K).

 10.14*+  First  Amendment to  Non-Qualified  Stock Option Plan (1984) (filed as
          Exhibit 10.13 to the 1990 Form 10-K).

 10.15*+  Second Amendment to  Non-Qualified  Stock Option Plan (1984) (filed as
          Exhibit 10.14 to the 1991 Form 10-K).

 10.16*+  Third  Amendment to  Non-Qualified  Stock Option Plan (1984) (filed as
          Exhibit 10.17 to the 1992 Form 10-K).

 10.17*+ Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10.15 to the 1988 Form 10-K).

 10.18*+ Profit Sharing Bonus Plan (incorporated by reference to the section captioned "Executive Compensation and Other Information - Bonus Plan" included in the Registrant's Definitive Proxy Statement, dated November 27, 1991).

 10.19*+ Form of Indemnification Agreement (filed as Exhibit 10.14 to the Form S-2).

 10.20*+ Non-Qualified Stock Option Agreement, dated November 17, 1989, between Sherwin L. Samuels and the Registrant (filed as Exhibit 10.21 to the 1988 Form 10-K).

 10.21*+ Form of Executive Compensation Agreement between Registrant and salaried officers or key employees (filed as Exhibit 10.22 to the 1988 Form 10-K).

 10.22*+ Non-Qualified Stock Option Agreement, dated November 15, 1990, between Sherwin L. Samuels and the Registrant (filed as Exhibit 10.22 to the 1990 Form 10-K).

 10.23* Purchase and Sale Agreement, dated November 28, 1989, by and among Symtron Corp., NTI, and John Davila (filed as Exhibit 2.1 to the Current Report on Form 8-K of the Registrant, dated December 12, 1989 (the "1989 Current Report")).

 10.24* Lease for 1625 Plymouth Avenue, Mountain View, California, dated November 28, 1989, by and among Pritec Corporation, a California corporation ("Lessee"), and John Davila and Liane Davila individually and as Co-Trustees of the Davila Revocable Living Trust, dated March 13, 1989 (collectively, the "Lessor") (filed as Exhibit 2.2 to the 1989 Current Report).

 10.25* Lease for 2400 Michelson Drive, Irvine, California, dated October 10, 1991, by and among Elexsys International, Inc. (formerly Diceon Electronics, Inc.), and Fujita Corporation, USA ( filed as
          Exhibit 10.26 to the 1991 Form 10-K).

 10.26* Lease for 2500 Michelson Drive, Irvine, California, dated November 1, 1987, by and among Elexsys International, Inc. and Consolidated American Properties IV (filed as Exhibit 10.28 to the 1993 Form 10-K).

 10.27* First Amendment to Lease for 2500 Michelson Drive, Irvine, California, dated October 1992, by and among Elexsys International, Inc. ("Lessee"), and The Josephine Troy Trust and The Hausman Family Trust (collectively, the "Lessor") (successor to Consolidated American Properties IV) (filed as Exhibit 10.29 to the 1993 Form 10-K).

 10.28* Lease for 2400 Michelson Drive, Irvine, California, dated April 12, 1993, by and among Elexsys International, Inc. and Fujita California Partners II (filed as Exhibit 10.31 to the 1993 Form 10-K).

 10.29*+  Severance  Arrangements  (incorporated  by  reference  to the  section
          captioned   "Compensation  and  Other  Information"  included  in  the
          Registrant's Definitive Proxy Statement, dated December 15, 1993.

 10.30*+ Severance Arrangement by and among Elexsys International, Inc. and certain key executives as set forth in Exhibit 10.32 (filed as Exhibit
          10.33 to the 1993 Form 10-K).

 10.31*+ Non-Qualified Stock Option Agreement, dated as of March 9, 1993, by and between C. Stephen Mansfield and the Registrant (filed as Exhibit
          10.34 to the 1993 Form 10-K).

 10.32* Securities Exchange Agreement dated as of June 7, 1994, as amended by First Amendment to Securities Exchange Agreement dated as of June 30, 1994, between Mr. Milan Mandaric and the Registrant, Inc. (filed as Exhibits 5-1 and 5-2 to the Current Report on Form 8-K dated June 30,
          1994).

 10.33* Loan and Security Agreement dated December 17, 1993, between Foothill Capital Corporation, a California corporation, and the Registrant (filed as Exhibit 10-1 to the Form 10-Q for the quarterly period ended January 1, 1994).

 10.34*+ 1994 Incentive Stock Option Plan and Incentive Stock Option Agreement dated April 14, 1994 (filed as Exhibits 4.1 and Exhibits 4.2 to Form S-8 dated May 18, 1994).

 10.35*+ Non-Qualified Stock Option Agreement, dated as of July 14, 1994, by and between Charles Handley and the Registrant (filed as Exhibit 10.38 to the 1994 Form 10-K).

 10.36* Lease for 1188 Bordeaux Drive, Sunnyvale, California, dated October 24, 1994, by and among Symtron Corporation and Redtree Properties, LP (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 31, 1994).

 10.37* Lease for 2609 Technology Drive, Plano, Texas 75074, dated March 1995 between Elexsys International, Inc. and Property Reserve, Inc. (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended April 1, 1995).

 10.38*   Asset  Purchase   Agreement  dated  April  28,  1995  between  Elexsys
          International, Inc. and Technet Ltd, UK (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended April 1, 1995).

 10.39* Securities Exchange Agreement dated as of March 29, 1995, between Mr. Milan Mandaric and the Registrant, Inc. (filed as Exhibits 10-1 to the Current Report on Form 8-K dated April 4, 1995).

 10.40+   1995 Stock Option Plan.

 10.41+   Form of Incentive  Stock Option  Agreement under the 1995 Stock Option
          Plan.

 11 Computation of Earnings Per Common and Common Equivalent Share for the Fiscal Years Ended September 30, 1995, 1994, and 1993.

 13       Annual Report to Stockholders  for the Fiscal Year Ended September 30,
          1995.

 21       List of subsidiaries of the Registrant.

 23 Consent of Deloitte & Touche LLP dated December 18, 1995 to incorporation by reference in Registration Statements No. 33-21826, No. 33-02384 and No. 33-58033 on Form S-8 and Registration Statement No. 33-22598 on Form S-3.

 27       Financial Data Schedule

(B)      REPORTS ON FORM 8-K

            Report on Form 8-K dated February 28, 1995, reporting under Item 5 of Form 8-K (i) approval by Registrant's stockholders of Registrant's Amended and Restated Certificate of Incorporation which, among other things, changed Registrant's name to "Elexsys International, Inc." (ii) and election of William "Barry" Hegarty as Chief Operating Officer.

            Report on Form 8-K dated March 20, 1995, reporting under Item 5 of Form 8-K, listing of Registrant's Common Stock on The Nasdaq Stock Market's SmallCap Market under the symbol "ELEX".

            Report on Form 8-K dated March 31, 1995, exchange by Mr. Milan Mandaric and Registrant of 400,000 newly issued shares of Registrant's common stock for $4 million in aggregate principal amount of Registrant's outstanding 5 1/2% Convertible Subordinated Debentures due 2012, pursuant to the terms of the Second Exchange Agreement dated as of March 29, 1995.

         -----------------------------------------------------------------------
* Incorporated by reference.
+ Management or compensatory plan, contract or arrangement

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEXSYS INTERNATIONAL, INC.
          (Registrant)


  By: /s/ Milan Mandaric                                      December 22, 1995
--------------------------------------------                --------------------
Milan Mandaric                                                   Date
Chairman of the Board, President and
  Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Milan Mandaric                                           December 22, 1995
--------------------------------------------                --------------------
Milan Mandaric                                                   Date
Chairman of the Board, President and
  Chief Executive Officer
  (Principal Executive Officer)




 /s/ Peter S Jonas                                            December 22, 1995
--------------------------------------------                --------------------
Peter S. Jonas                                                  Date
Director



 /s/ Roland G. Matthews                                       December 22, 1995
--------------------------------------------                --------------------
Roland G. Matthews                                              Date
Director



                                                              December 22, 1995
--------------------------------------------                --------------------
Charles H. Handley                                              Date
Director


 /s/ Michael S. Shimada                                       December 22, 1995
--------------------------------------------                --------------------
Michael S. Shimada                                              Date
Vice President of Finance,
  Chief Financial Officer and
  Secretary  (Principal Financial
  and Accounting Officer)

INDEPENDENT AUDITORS' REPORT



To Elexsys International, Inc.:


We have audited the consolidated financial statements of Elexsys International, Inc., formerly Diceon Electronics, Inc. and its subsidiaries as of September 30, 1995 and 1994, and for each of the three years in the period ended September 30, 1995, and have issued our report thereon dated October 16, 1995; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Elexsys International, Inc., listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



 Deloitte & Touche LLP (Sig)


Costa Mesa, California
October 17, 1995