Form 10-Q
period 1995-12-30
ELEXSYS INTERNATIONAL INC
filed 1996-02-13
CIK 727010

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                    FORM 10-Q

(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended December 30, 1995

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from _______________ to ________________


                         Commission file number 0-11691


                           ELEXSYS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   95-3534864
              --------                                   ----------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                1188 Bordeaux Drive, Sunnyvale, California 94089
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (408) 743-5400
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No
                                      ---  ---


                       At January 8, 1996, there were 9,093,070 outstanding shares of common stock.

                        This report consists of 11 pages


                           ELEXSYS INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                                       PAGE
PART I.            Financial Information:
                   Item 1.
                   Consolidated Balance Sheets as of December 30, 1995 and September 30, 1995.......    2

                   Consolidated Statements of Operations for the Three Months
                   Ended December 30, 1995 and December 31, 1994....................................    3

                   Consolidated Statements of Cash Flows for the Three Months
                   Ended December 30, 1995 and December 31, 1994....................................    4

                   Notes to the Consolidated Financial Statements...................................    5

                   Item 2.
                   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...........................................................     7

PART II.           Other Information...............................................................    10

                                       1


                           ELEXSYS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                   December 30,         September 30,
                                                                       1995                 1995
                                                                  ----------------     ----------------
                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                          $   2,422             $     903
  Accounts receivable, net                                              12,567                15,653
  Inventories                                                            7,611                 7,860
  Prepaid expenses and other current assets                                729                   709
                                                                  ----------------     ----------------
         Total current assets                                           23,329                25,125
                                                                  ----------------     ----------------
Property, plant and equipment, net                                      19,853                18,980
Other assets                                                               980                 1,034
                                                                  ----------------     ----------------
             Total assets                                            $  44,162             $  45,139
                                                                  ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $   9,986             $   9,854
  Accrued payroll and related costs                                      2,310                 2,521
  Other current liabilities                                              1,793                 1,965
  Short-term borrowings                                                    144                 3,248
  Current portion of long-term debt                                        252                   363
                                                                  ----------------     ----------------
         Total current liabilities                                      14,485                17,951
                                                                  ----------------     ----------------

Long term debt                                                           1,485                 1,280

Convertible subordinated debentures                                     12,000                12,000

Stockholders' equity:
  Common stock, $1.00 par value, 20,000,000 shares
  authorized, 9,079,830 and 8,960,560 shares issued and
  outstanding at December 30, 1995 and at September 30, 1995             9,080                 8,961
  Additional paid-in capital                                             5,640                 5,460
  Retained earnings (deficit)                                            1,519                  (491)
  Cumulative foreign currency translation adjustment                       (47)                  (22)
                                                                  ----------------     ----------------
 Net stockholders' equity                                               16,192                13,908
                                                                  ----------------     ----------------
             Total liabilities and stockholders' equity              $  44,162             $  45,139
                                                                  ================     ================


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                           ELEXSYS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                December 30,          December 31,
                                                                    1995                  1994
                                                               ----------------      ---------------
Net sales                                                        $   28,911            $   22,753
Cost of sales                                                        23,533                19,883
                                                               ----------------      ---------------

  Gross profit                                                        5,378                 2,870

Operating expenses:
  Selling, general and administrative                                 2,941                 2,066
  Research and development                                               43                   123
                                                               ----------------      ---------------

         Total operating expenses                                     2,984                 2,189
                                                               ----------------      ---------------

Income from operations                                                2,394                   681

Other expenses:
  Interest expense, net                                                 365                   431
                                                               ----------------      ---------------

Income before income taxes                                            2,029                   250
Provision for income taxes                                               19                     -
                                                               ----------------      ---------------

         Net income                                               $   2,010             $     250
                                                               ================      ===============


Earnings per share (Note 3)                                       $    0.21              $   0.03
                                                               ================      ===============

Weighted average common shares and common equivalent shares
outstanding                                                           9,474                 8,335
                                                               ================      ===============


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                       3


                           ELEXSYS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           Three months ended
                                                                   December 30,        December 31,
                                                                       1995                 1994
                                                                  ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $   2,010            $     250
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                                         1,070                1,525
  (Increase) decrease in accounts receivable                            3,086                 (955)
  Decrease in inventories                                                 248                1,235
  Increase in prepaid expenses and other current assets                   (20)                (178)
  Increase (decrease) in accounts payable                                 131                 (753)
  Decrease in accrued payroll and related taxes                          (211)                (126)
  Decrease in restructuring reserve                                         -                 (151)
  Increase (decrease) in other current liabilities                       (171)                 149
  Other                                                                    64                  (24)
                                                                  ----------------     ----------------
  Net cash provided by operating activities                             6,207                  972
                                                                  ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                              (1,952)                (594)
                                                                  ----------------     ----------------
  Net cash used by investing activities                                (1,952)                (594)
                                                                  ----------------     ----------------

CASH FLOWS USED BY FINANCING ACTIVITIES
Principal payments on debt                                                (30)                 (11)
Proceeds from exercise of stock options                                   300                    -
Net change in short-term borrowings                                    (2,981)                (629)
                                                                  ----------------     ----------------
   Net cash used by financing activities                               (2,711)                (640)
                                                                  ----------------     ----------------

Effects of exchange rate changes on cash                                  (25)                   -

   Net increase (decrease) in cash and cash equivalents                 1,519                 (262)
   Cash and cash equivalents, beginning of period                         903                1,562
                                                                  ----------------     ----------------
   Cash and cash equivalents, end of period                         $   2,422            $   1,300
                                                                  ================     ================

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest payments                                                    $     62             $     16
                                                                  ================     ================
Income tax payments                                                  $     40             $     20
                                                                  ================     ================

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                       4

                           ELEXSYS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Elexsys International, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 30, 1995 and September 30, 1995, the results of its operations for the three months ended December 30, 1995 and December 31, 1994 and its cash flows for the three months ended December 30, 1995 and December 31, 1994. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

         The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1995, included in the Company's Annual Report on Form 10-K for that fiscal year.


NOTE 2 - INVENTORIES

         Inventories consist of the following (in thousands):

                                    December 30,       September 30,
                                        1995               1995
                                   ----------------   ----------------
                                    (Unaudited)
              Raw materials             $2,945             $2,843
              Work in progress           4,666              5,017
                                   ----------------   ----------------
              Totals                    $7,611             $7,860
                                   ================   ================


NOTE 3 - EARNINGS PER SHARE

         Earnings per common share for the three months ended December 30, 1995 and December 31, 1994 has been computed based on weighted average common shares outstanding and common stock equivalents as of the above dates and does not include the assumed conversion of the 5 1/2 percent Convertible Subordinated Debentures due 2012 as such effect would have been anti-dilutive.


NOTE 4 - INCOME TAXES

         As of September 30, 1995, the Company had net operating loss carryforwards for federal and state income tax purposes of $32,385,000 and $23,706,000, respectively. In the first quarter of 1996, the Company recorded a provision of $19,000 for income taxes. This related to a provision for federal alternative minimum taxes of $67,000 offset by a foreign income tax benefit of $48,000 based on the Company's United Kingdom subsidiary net operating loss for the first quarter of 1996. The remaining carryforwards, for which future benefit is not assured, expire in various amounts through 2008.

                           ELEXSYS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - TRANSLATION OF FOREIGN CURRENCIES

         Assets and liabilities of the Company's United Kingdom subsidiary are translated into US dollars at the exchange rates in effect at the end of the period. Revenue and expense accounts are translated at a weighted average of exchange rates which were in effect during the year. Translation adjustments that arise from translating the Company's United Kingdom subsidiary's financial statements from pound sterling to US dollars are accumulated in a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in results of operations as incurred. For the three months ended December 30, 1995, there were no material transaction gains or losses.


NOTE 6 - STOCK PLANS

         On January 30, 1996, the Company adopted its 1996 Employee Stock Purchase Plan (the "Purchase Plan"), authorizing the issuance of 250,000 shares of the Company's Common Stock. Under the Purchase Plan, the Company's employees may purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value as of the beginning or the end of the semi-annual option period. No shares had been issued under the Purchase Plan to date.

         In July 1995, the Board of Directors adopted the Company's 1995 Stock Option Plan (the "1995 Plan"), authorizing the issuance of 1,000,000 shares of the Company's Common Stock. At December 11, 1995, options (net of canceled or expired options) covering an aggregate of 82,000 shares of the Company's Common Stock had been granted under the 1995 Plan, and 918,000 shares (plus any shares that might in the future be returned to the plan as a result of cancellations or expiration of options) remain available for future grant under the 1995 Plan. On January 30, 1996, the Company's stockholders approved an amendment and restatement of the 1995 Plan to reflect current applicable tax and securities requirements and for administrative ease.

         In January 1996, the Board of Directors adopted the Company's 1996 Non-Employee Director's Stock Option Plan (the "Director's Plan"). The Director's Plan provides for automatic, non-discretionary grants of options to purchase an aggregate on 200,000 shares of the Company's Common Stock. At February 1, 1996, options covering an aggregate of 30,000 shares of the Company's Common Stock had been granted under the Director's Plan.

NOTE 7 - NASDAQ STOCK LISTING

         Effective January 25, 1996, the NASDAQ Stock Market, Inc. approved the Company's common stock for listing on the NASDAQ National Market.

                           ELEXSYS INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained elsewhere within this Report on Form 10-Q.

RESULTS OF OPERATIONS

         Net sales
         Net sales for the three months ended December 30, 1995 increased 27 percent compared to the first quarter of fiscal year 1995. The increase in net sales resulted from an increased demand from the Company's recurring customer base, new customers and the April 1995 acquisition in the United Kingdom.

         Cost of sales
         Cost of sales as a percentage of net sales improved from 87 percent in the first quarter of fiscal year 1995 to 81 percent for the first quarter of fiscal year 1996. The improvement in cost of sales for the three months ended December 30, 1995 was attributable to a favorable change in product mix, cost reductions, increased in-house capabilities and operating efficiencies from the printed circuit board operations. The improvement in cost of sales at the printed circuit board operations was partially offset by increased material costs per unit shipped at the Company's backpanel product line due to changes in product mix.

         Selling, General and Administrative
         Selling, general and administrative (SG&A) expense for the three months ended December 30, 1995 increased 42 percent compared to the first quarter of fiscal 1995. As a percentage of net sales, SG&A increased from 9.1 percent for the first quarter of fiscal year 1995 to 10.2 percent for the first quarter of fiscal 1996. The increase in SG&A was due to the inclusion of the SG&A expense of the Company's new United Kingdom subsidiary, and an increase in employee costs resulting primarily from the replacement of manufacturing representatives with direct inside sales employees.

         Research and development
         Research and development expenditures decreased 65 percent during the three months ended December 30, 1995 compared to the first quarter of fiscal 1995. The decrease was due to reduced engineering labor and benefit costs as a consequence of past restructurings by the Company.

         Interest expense, net
         Interest expense, net of interest income, decreased 15 percent for the three months ended December 30, 1995, as compared to the first quarter of 1995. The decrease is attributable to a reduction in the number of outstanding convertible subordinated debentures and a decrease in borrowings from an asset-based lender. On March 31, 1995, Mr. Milan
         Mandaric, Chairman and Chief Executive Officer of the Company, exchanged $4,000,000 of convertible subordinated debentures for 400,000 shares of common stock of the Company. This decrease in interest expense was partially offset by an increase in interest expense incurred by the Company's subsidiary in the United Kingdom.

                           ELEXSYS INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Company recorded cash flows from operating activities of $6.2 million during the first quarter of fiscal 1996 compared to $972,000 during the same period of the previous year. Higher positive cash flow provided by operating activities during the first quarter of fiscal 1996 was generated primarily due to improved profitability and strong cash collections. Strong cash collections activities, together with a higher than normal beginning balance in accounts receivable
         (attributable to a the timing of shipments during the last quarter of fiscal 1995) caused the accounts receivable balance to decrease by $3,086,000 during the first quarter of fiscal 1996.

         The cash provided by operating activities was offset by investing activities of $1,952,000 (used for the purchase of capital equipment) and by financing activities of $2,711,000 (primarily used for the repayment of short term borrowings, reported net of amounts received from the exercise of stock options by certain employees). Capital equipment was purchased for normal replacement, for processes that the Company had previously outsourced, and for the enhancement of manufacturing capabilities.

         As of December 30, 1995, the Company had brought its gross short-term borrowing down to $144,000 under a $10 million line of credit agreement that was established December 17, 1993 with an asset-based lender. Under the terms of the agreement, the Company's cash collections are applied to any outstanding borrowings upon the receipts clearing the bank. At December 30, 1995, the asset-based lender was in possession of $350,000 of the Company's cash collections; accordingly, such funds are owed to the Company upon clearing the bank. On January 30, 1996, the Company line of credit agreement was amended to increase the line of credit to $15 million from $10 million, and to decrease the annual interest rate to prime plus 1 percent from prime plus 3 percent. The line of credit is collateralized by substantially all of the Company's assets and its will remain in effect until December 17, 1997. The Company was in compliance with all of the covenants as defined within the agreement.

         At December 30, 1995, the Company had cash and cash equivalents of $2,422,000, an increase of $1,519,000 from September 30, 1995, and working capital of $8,844,000, an increase of $1,670,000 from September 30, 1995.

         During the first quarter, the Company's ratio of current assets to current liabilities increased from 1.4 to 1 to 1.6 to 1. Management believes that the Company's existing working capital, its remaining borrowing capacity and funds generated from operations will be sufficient to meet projected working capital requirements and other cash requirements through fiscal 1996.

         At December 30, 1995 the Company had outstanding commitments to purchase or lease approximately $1.6 million of electrical test equipment to support expanded capacity.

                           ELEXSYS INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Environmental

         The Company's manufacturing processes utilize substantial quantities of chemicals as well as substantial quantities of water. The Company is subject to and believes it is in compliance with federal, state and local environmental laws and regulations regarding air, water and land use, the generation, use, storage and disposal of hazardous materials and wastes and the operation and closure of manufacturing facilities at which hazardous materials are used or hazardous wastes are generated. The Company is aware of contamination of soil and ground water (principally by metals and solvents) at two of its former facilities in Northern California. At one of these facilities, soil has been remediated, but the likely future cost of ground water cleanup at that facility is not yet reasonably estimable. Investigative costs of $30,000 have been incurred. At the other former facility in Northern California, the Company incurred costs of approximately $137,000 for cleanup of soil contamination and the property was returned to its owner during the second quarter of fiscal 1995. In addition, the facility is adjacent to an existing State of California administered Superfund site and may become part of a related State of California administered regional ground water investigation; the likely future cost to the Company in connection with possible ground water cleanup is not yet reasonably estimable. At another former facility in Southern California, the Company conducted limited ground water sampling in connection with a potential sale of the property, and low concentrations of solvents were detected. Notification was made to the proper agencies. At this time, it is not possible to determine whether any response actions will need to be taken; and accordingly, the likely future cost to the Company is not yet reasonably estimable.

         The Company is further aware of soil and ground water contamination (principally by metals and solvents) at two currently used facilities, one in Northern California and one in Southern California. At its Northern California facility, the Company is indemnified by the former property owner who has acknowledged his obligation. At its Southern California facility, the Company's preliminary estimate of remedial costs, expected to be incurred over five to seven years, ranges from approximately $880,000 to $1,480,000 (including between approximately $300,000 and $400,000 estimated capital expenditures for waste treatment equipment acquisition and installation costs). At its Northern California facility, the Company has also received notice that regulatory authorities plan to reduce the discharge limits for industrial waste water discharge containing heavy metals. New limits are expected to become effective in October 1996. Based on proposed limits, the cost to the Company of additional equipment and process modifications needed to comply with the reduced limits is preliminarily estimated by the Company to be between $50,000 and $100,000. As of December 30, 1995, the Company believes it has appropriately recorded all known costs related to environmental matters, including the minimum amounts where the estimated costs are within a range. Such known costs are primarily accrued in other current liabilities. However, actual future environmental related expenditures are subject to numerous uncertainties, including the discovery of additional environmental concerns, further development of cost estimates, new and changing environmental laws and requirements, or new interpretations of existing laws and requirements. Accordingly, there can be no assurance that future environmental related expenditures will not exceed the Company's current estimates or that they will not have a materially adverse effect on the Company.

RECENT EVENT

         On January 30, 1996, the Board of Directors of the Company named W. Barry Hegarty, the Company's Chief Operating Officer, the President of the Company. Milan Mandaric continues to be the Chairman of the Board and Chief Executive Officer of the Company.

PART II. OTHER INFORMATION


Item 6   a. EXHIBITS

10.1 Amendment to Loan and Security Agreement dated January 30, 1996 between Elexsys International and Foothill Capital Corporation.

         b. CURRENT REPORTS ON FORM 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ELEXSYS INTERNATIONAL, INC.
                                                ----------------------------
                                                       (Registrant)



Date: February 13, 1996                          By: /s/ Michael S. Shimada
     ------------------                              ----------------------
                                                 Michael S. Shimada
                                                 Chief Financial Officer
                                                 (Principal Financial Officer
                                                 and Duly Authorized Officer)