Form 10-Q
period 1996-03-30
ELEXSYS INTERNATIONAL INC
filed 1996-05-14
CIK 727010

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                    FORM 10-Q

(Mark one)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 30, 1996
                                                    OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  _______________to________________


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

                             1188 Bordeaux Drive, Sunnyvale, California 94089
                           (Address of principal executive offices) (Zip Code)


                                                          (408) 743-5400
                           (Registrant's telephone number, including area code)


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


               At April 10, 1996, there were 9,152,800 outstanding shares of common stock.

                                     This report consists of 11 pages



                                       ELEXSYS INTERNATIONAL, INC.
                                                FORM 10-Q
                                                  INDEX


                                                                                                       Page
Part I.            Financial Information:

                   Item 1.

                   Consolidated Balance Sheets as of March 30, 1996 and September 30, 1995..........    2

                   Consolidated Statements of Operations for the Three and Six Months
                   Ended March 30, 1996 and April 1, 1995...........................................    3

                   Consolidated Statements of Cash Flows for the Three and Six Months
                   Ended March 30, 1996 and April 1, 1995...........................................    4

                   Notes to the Consolidated Financial Statements...................................    5

                   Item 2.
                   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...........................................................     7

Part II.           Other Information:

                   Item 4.
                   Submission of Matters to Vote of Security Holders...............................     9

                   Item 6.
                   Exhibits........................................................................    10









                                       ELEXSYS INTERNATIONAL, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                  (In thousands, except per share data)
                                                                       March 30,        September 30,
                                                                         1996               1995
                                                                    ----------------   ----------------
                                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                 $285                $903
  Accounts receivable, net                                                16,800              15,653
  Inventories                                                              8,648               7,860
  Prepaid expenses and other current assets                                1,025                 709
                                                                         -------             -------
         Total current assets                                             26,758              25,125
                                                                         -------             -------
Property, plant and equipment, net                                        21,096              18,980
Other assets                                                                 988               1,034
                                                                         -------             -------
             Total assets                                                $48,842             $45,139
                                                                         =======             =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $11,785              $9,854
  Accrued payroll and related costs                                        2,409               2,521
  Other current liabilities                                                1,205               1,965
  Short-term borrowings                                                    1,178               3,248
  Current portion of long-term debt                                          220                 363
                                                                         -------             -------
         Total current liabilities                                        16,797              17,951
                                                                         -------             -------

Long-term debt                                                             1,468               1,280

Convertible subordinated debentures                                       12,000              12,000

Stockholders' equity:
  Common stock, $1.00 par value, 20,000,000 shares authorized,  9,148,460 shares issued and outstanding at March 30, 1996 and 8,960,560 shares issued and
  outstanding at September 30, 1995                                        9,149               8,961
  Additional paid-in capital                                               5,743               5,460
  Retained earnings (deficit)                                              3,748                (491)
  Cumulative foreign currency translation adjustment                         (63)                (22)
                                                                         -------             -------
          Net stockholders' equity                                        18,577              13,908
                                                                         -------             -------
             Total liabilities and stockholders' equity                  $48,842             $45,139
                                                                         =======             =======

         The accompanying notes are an integral part of these consolidated financial statements.


                                       ELEXSYS INTERNATIONAL, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In thousands, except per share data)
                                               (Unaudited)


                                                         Three Months Ended                Six Months Ended

                                                     March 30,         April 1,         March 30,         April 1,
                                                        1996             1995              1996             1995
                                                    -------------    -------------     -------------    -------------

Net sales                                              $30,388          $23,407           $59,299          $46,160
Cost of sales                                           24,682           21,541            48,215           41,424
                                                    -------------    -------------     -------------    -------------

  Gross profit                                           5,706            1,866            11,084            4,736

Operating expenses:
  Selling, general and administrative                    3,133            2,200             6,074            4,266
  Research and development                                  97              126               140              249
                                                    -------------     -------------     -------------    -------------


         Total operating expenses                        3,230            2,326             6,214            4,515
                                                    -------------    -------------     -------------    -------------

Income (loss) from operations                            2,476             (460)            4,870              221

Interest expense, net                                      263              410               628              841
                                                    -------------    -------------     -------------    -------------

Income (loss) before income taxes                        2,213             (870)            4,242             (620)
Provision for (benefit from) income taxes                  (16)               -                 3                -
                                                    -------------    -------------     -------------    -------------

Income (loss) before extraordinary item                  2,229             (870)            4,239             (620)

Extraordinary item:
  Gain from exchange of 5 1/2 percent Convertible
  Subordinated Debentures due 2012 for common
  stock, net of expenses                                  -               1,833                 -            1,833
                                                    -------------    -------------     -------------    -------------

         Net income                                   $  2,229           $  963          $  4,239         $  1,213
                                                    =============    =============     =============    =============

Earnings per share:
Primary                                                 $0.23            $0.11             $0.44           $0.14
Fully diluted                                           $0.23            $0.10             $0.44           $0.13
                                                    -------------    -------------     -------------    -------------

Weighted average common shares and common equivalent shares outstanding:
Primary                                                 9,552            8,751             9,513            8,751
Fully diluted                                           9,552            9,278             9,513            9,278
                                                    =============    =============     =============    =============


         The accompanying notes are an integral part of these consolidated financial statements.


                                       ELEXSYS INTERNATIONAL, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                               (Unaudited)

                                                                            Six months ended
                                                                     March 30,            April 1,
                                                                       1996                 1995
                                                                  ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $4,239               $1,213
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Extraordinary gain                                                        -               (1,833)
  Depreciation and amortization                                         2,374                2,780
  Increase in accounts receivable                                      (1,144)              (2,494)
  (Increase) decrease in inventories                                     (843)                 556
  Increase in prepaid expenses and other current assets                  (405)                (321)
  Increase in accounts payable                                          2,020                  722
  Increase (decrease) in accrued payroll and related taxes               (112)                 180
  Decrease in restructuring reserve                                       (79)                   -
  Increase (decrease) in other current liabilities                       (702)                (543)
  Other                                                                   (54)                (207)
                                                                  ----------------     ----------------
  Net cash provided by operating activities                             5,294                   53
                                                                  ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                              (4,358)              (1,666)
                                                                  ----------------     ----------------
  Net cash used by investing activities                                (4,358)              (1,666)
                                                                  ----------------     ----------------

CASH FLOWS USED BY FINANCING ACTIVITIES
Net change in short-term borrowings                                    (2,129)                 180
Payments on long-term debt                                               (184)                 (25)
Increase of long-term debt                                                288                    -
Proceeds from exercise of stock options                                   471                  221
                                                                  ----------------     ----------------
   Net cash provided (used) by financing activities                    (1,554)                 376
                                                                  ----------------     ----------------

   Net decrease in cash and cash equivalents                             (618)              (1,237)
   Cash and cash equivalents, beginning of period                         903                1,562
                                                                  ================     ================
   Cash and cash equivalents, end of period                              $285                 $325
                                                                  ================     ================

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest payments                                                        $421                 $471
                                                                  ================     ================
Income tax payments                                                      $206                  $24
                                                                  ================     ================


         The accompanying notes are an integral part of these consolidated financial statements.


                                       ELEXSYS INTERNATIONAL, INC.
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements of Elexsys International, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 30, 1996 and September 30, 1995, the results of its operations for the three and six months ended March 30, 1996 and April 1, 1995 and its cash flows for the six months ended March 30, 1996 and April 1, 1995. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

         The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1995, included in the Company's Annual Report on Form 10-K for that fiscal year.


Note 2 - Inventories

         Inventories consist of the following (in thousands):

                                                  March 30,        September 30,
                                                    1996               1995
                                                 --------------   --------------
                                                 (Unaudited)
         Raw materials                                $3,474             $2,843
         Work in progress                              5,174              5,017
                                                 --------------   --------------
         Totals                                       $8,648             $7,860
                                                 ==============   ==============


Note 3 - Earnings Per Share

         Primary and fully diluted earnings per common share for the three and six months ended March 30, 1996 and April 1, 1995 have been computed based on weighted average common shares outstanding and common stock equivalents (stock options) as of the above dates and do not include the assumed conversion of the 5 1/2 percent Convertible Subordinated Debentures due 2012 into common stock as such effect would have been antidilutive.


Note 4 - Income Taxes

         In the first six months of 1996, the Company recorded a provision of $3,000 for income taxes. This related to a provision for federal alternative minimum taxes of $139,000 partially offset by a foreign income tax benefit of $136,000 based on the Company's United Kingdom subsidiary net operating loss for the first six months of 1996. The remaining carryforwards, for which future benefit is not assured, expire in various amounts through 2008.

                                       ELEXSYS INTERNATIONAL, INC.
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Translation of Foreign Currencies

         Assets and liabilities of the Company's United Kingdom subsidiary are translated into US dollars at the exchange rates in effect at the end of the period. Revenue and expense accounts are translated at a weighted average of exchange rates which were in effect during the year. Translation adjustments that arise from translating the Company's United Kingdom subsidiary's financial statements from pound sterling to US dollars are accumulated in a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in results of operations as incurred. For the six months ended March 30, 1996, there were no material transaction gains or losses.


Note 6 - Purchase of the assets of Anetec Technologies, Inc.

         The Company entered into an Asset Purchase Agreement dated as of May 3, 1996 to acquire the assets on Anetec Technologies, Inc., a company serving the small prototype and engineering marketplace located in Fremont, California for $1 million in cash, a promissory note in the principal amount of $1 million and 100,000 shares of the Company's common stock. As of May 14, 1996, the transaction had not closed.

                           ELEXSYS INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained elsewhere within this Report on Form 10-Q. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Form 10-K for the year ended September 30, 1995.


Results of Operations

Net sales
Net sales increased 30 percent for the three months ended March 30, 1996 compared to the second quarter of fiscal 1995. For the six months ended March 30, 1996, net sales increased 29 percent over net sales for the comparable period in fiscal 1995. The increase in net sales resulted from an increased demand for printed circuit boards from the Company's existing customer base, new customers, and the April 1995 acquisition in the United Kingdom.

Cost of sales
Cost of sales as a percentage of net sales improved from 92 percent in the second quarter of fiscal 1995 to 81 percent for the second quarter of fiscal 1996. For the six months ended March 30, 1996, cost of sales as a percentage of net sales improved from 90 percent for the first six months of fiscal 1995 to 81 percent for the six month period ended March 30, 1996. The improvement in cost of sales for the three and six months ended March 30, 1996 was attributable to improved operating efficiencies, cost reductions and a one-time worker's compensation dividend payment of approximately $560,000 partially offset by start-up costs associated with the Company's new plants in the United Kingdom and Plano, Texas.


Selling, General and Administrative
Selling, general and administrative (SG&A) expense for the three and six months ended March 30, 1996 increased 42 percent as compared to the similar fiscal 1995 periods. As a percentage of net sales, SG&A increased from 9.4 percent for the second quarter of fiscal 1995 to 10.3 percent for the second quarter of fiscal 1996. SG&A as a percentage of net sales increased from 9.2 percent for the first six months of fiscal 1995 to 10.2 percent for the six months ended March 30, 1996. The increase in SG&A was due to the inclusion of the SG&A expense of the Company's new United Kingdom subsidiary, and an increase in employee costs, resulting primarily from the replacement of manufacturing representatives with direct sales employees.

Research and development
Research and development expenditures for the three months ended March 30, 1996 decreased 23 percent compared to the second quarter of fiscal 1995. For the six months ended March 30, 1996, research and development expenditures decreased 44 percent from the comparable six month period of fiscal 1995. The decrease was due to reduced engineering labor and benefit costs as a consequence of past restructurings by the Company.

Interest expense, net
Interest expense, net of interest income, decreased 35 percent for the three months ended March 30, 1996 from the comparable quarter in fiscal 1995. For the six months ended March 30, 1996, interest expense, net of interest income, decreased 25 percent from the comparable six month period of fiscal 1995. The decrease is mainly attributable to a decrease in borrowings from an asset-based lender in the second quarter of 1996 and a reduction in the number of outstanding convertible subordinated debentures due to the March 1995 exchange of debentures for the Company's common stock, partially offset by an increase in interest expense incurred by the Company's subsidiary in the United Kingdom.

Factors that may affect future results
The Company's future operating results may be adversely affected by a number of factors, including general economic conditions, foreign competition, industry consolidation, the Company's ability to develop, manufacture, and sell its products profitably, and the cyclical nature of the business of some of the Company's customers.

The Company participates in a highly competitive industry. The printed circuit board industry has been characterized by stringent customer demands for timely deliveries, service and quality of products and by aggressive pricing practices. The Company's operating results could be materially adversely affected should the Company be unable to meet any one of these customer demands.


Liquidity and Capital Resources

The Company recorded cash flows from operating activities of $5.3 million during the first six months of fiscal 1996 compared to $53,000 during the same period of the previous year. Higher positive cash flow provided by operating activities during the first six months of fiscal 1996 was primarily due to improved profitability, partially offset by an increase in the use of working capital.

The cash provided by operating activities was offset by cash used by investing activities of $4,358,000 (used for the purchase of capital equipment) and cash used by financing activities of $1,554,000 (used primarily for the repayment of short-term borrowings and long-term debt, less amounts received from the exercise of stock options by certain employees and additions to long-term debt). Capital equipment was purchased for normal replacement, for processes that the Company had previously outsourced, and for the enhancement of manufacturing capabilities.

As of March 30, 1996, the Company had short-term borrowings with an asset-based lender, net of cash collections held by the lender, of $1,178,000 under a $15 million line of credit agreement that was established on December 17, 1993 and amended on January 30, 1996. Under the terms of the agreement, the Company's cash collections are applied to any outstanding borrowings upon the receipts clearing the bank. At March 30, 1996, the asset-based lender was in possession of $436,000 of the Company's cash collections. Accordingly, such funds are owed to the Company upon clearing the bank. The line of credit is collateralized by substantially all of the Company's assets and its will remain in effect until December 17, 1997. The Company was in compliance with all of the covenants as defined within the agreement.

At March 30, 1996 the Company had outstanding commitments to purchase the remaining $1.3 million balance of a $1.6 million order for electrical test equipment to support expanded capacity. On April 11, 1996, the Company entered into an equipment lease agreement for approximately $1.5 million to finance such equipment.

During the six month period, the Company's ratio of current assets to current liabilities improved from 1.4 to 1 to 1.6 to 1. Management believes that the Company's existing working capital, its remaining borrowing capacity and funds generated from operations will be sufficient to meet projected working capital requirements and other cash requirements through fiscal 1996.

Part II. OTHER INFORMATION


Item 4   Submission of Matters to Vote of Security Holders

The Company held an Annual Meeting of Stockholders on January 30, 1996.

The Stockholders elected the Board's nominees as directors by the votes indicated:

Nominee                            Votes in Favor       Votes Against        Abstentions          Non-votes
Roland G. Matthews                      5,713,422                   0             32,704                  0
Peter S. Jonas                          5,713,322                   0             32,804                  0
C. Bradford Jeffries                    5,716,072                   0             30,054                  0

The terms of two directors, Milan Mandaric and Alan C. Mendelson, continued after the Annual Meeting.

Adoption of the Company's 1996 Employee Stock Purchase Plan, under which 250,000 shares of common stock are reserved for issuance, was approved with 5,736,326 votes in favor, 3,700 against 3,600 abstentions, and 2,500 non-votes.

Adoption of the Company's 1995 Stock Option Plan, as amended and restated, under which 1,000,000 shares of common stock are reserved for issuance, was approved with 5,555,984 votes in favor, 183,038 against 4,604 abstentions, and 2,500 non-votes.

Adoption of the Company's 1996 Non-Employee Directors' Stock Option Plan, under which 200,000 shares of common stock are reserved for issuance, was approved with 5,488,249 votes in favor, 229,838 against 25,539 abstentions, and 2,500 non-votes.

Item 6   a. Exhibits

10.1     Equipment   Lease   Agreement   dated  April  11,  1996 between Elexsys
         International, Inc. and Matrix Funding Corporation.


10.2 Lease for 4405 Fortran Drive, San Jose, California dated March 11, 1996 between Elexsys International, Inc. and South Bay/Fortran.

10.3 Asset Purchase Agreement dated as of May 3, 1996 among Anetec Technologies, Inc., Helen Kwong, Elxi Acquisition, Inc., and Elexsys International, Inc. to purchase the assets of Anetec Technologies, Inc. (with certain schedules and attachments omitted pursuant to Item
         601(b)(2)  of  Regulation  S-K).  The  Company  undertakes  to  furnish supplemental copies of any of the omitted schedules and other attachments upon request by the Securities and Exchange Commission.

         b. Current reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ELEXSYS INTERNATIONAL, INC.
                                                 ---------------------------
                                                         (Registrant)



Date:  May 14, 1996                              By: /s/ Michael S. Shimada
- - -------------------                              ---------------------------

                                                 Michael S. Shimada
                                                 Chief Financial Officer
                                                 (Principal Financial Officer
                                                 and Duly Authorized Officer)