Form 10-Q
period 1996-06-29
ELEXSYS INTERNATIONAL INC
filed 1996-08-13
CIK 727010

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                    FORM 10-Q

     (Mark one) (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 29, 1996

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


                At July 5, 1996, there were 9,292,310 outstanding
                            shares of common stock.

                        This report consists of 11 pages

                           ELEXSYS INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX


 Part I. Financial Information:                                                                                                Page

     Item 1.
     Consolidated  Balance Sheets as of June 29, 1996 and September 30, 1995.................................................... 2

     Consolidated  Statements of Operations  for the Three and Nine Months Ended June 29, 1996 and July 1, 1995..................3

     Consolidated  Statements  of Cash Flows for the Three and Nine Months Ended June 29, 1996 and July 1, 1995..................4

     Notes to the Consolidated Financial Statements............................................................................. 5

     Item 2.
     Management's  Discussion  and Analysis of Financial  Condition and Results of Operations................................... 7

 Part II. Other Information:

     Item 6.
     Exhibits....................................................................................................................9


                           ELEXSYS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                       June 29,         September 30,
                                                                         1996               1995
                                                                    ----------------   ----------------
                                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                $ 230              $  903
  Accounts receivable, net                                                18,135              15,653
  Inventories                                                             10,964               7,860
  Prepaid expenses and other current assets                                1,102                 709
                                                                    ----------------   ----------------
         Total current assets                                             30,431              25,125
                                                                    ----------------   ----------------
Property, plant and equipment, net                                        24,854              18,980
Other assets                                                               3,159               1,034
                                                                    ----------------   ----------------
             Total assets                                               $ 58,444            $ 45,139
                                                                    ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $ 12,383            $  9,854
  Accrued payroll and related costs                                        3,032               2,521
  Other current liabilities                                                1,271               1,965
  Short-term borrowings                                                    4,052               3,248
  Current portion of long-term debt                                        1,093                 363
                                                                    ----------------   ----------------
         Total current liabilities                                        21,831              17,951
                                                                    ----------------   ----------------

Long-term debt                                                             2,404               1,280

Convertible subordinated debentures                                       12,000              12,000

Stockholders' equity:
  Common stock, $1.00 par value, 20,000,000 shares authorized,
  9,281,310 shares issued and outstanding at June 29, 1996 and
  8,960,560 shares issued and outstanding at September 30, 1995            9,281               8,961
  Additional paid-in capital                                               7,253               5,460
  Retained earnings (deficit)                                              5,712                (491)
  Cumulative foreign currency translation adjustment                         (37)                (22)
                                                                    ----------------   ----------------
          Net stockholders' equity                                        22,209              13,908
                                                                    ----------------   ----------------
             Total liabilities and stockholders' equity                 $ 58,444            $ 45,139
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

                           ELEXSYS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                         Three Months Ended                Nine Months Ended

                                                      June 29,         July 1,           June 29,         July 1,
                                                        1996             1995              1996             1995
                                                    -------------    -------------     -------------    -------------

Net sales                                              $30,841          $27,298           $90,140          $73,458
Cost of sales                                           25,312           23,010            73,527           64,434
                                                    -------------    -------------     -------------    -------------

  Gross profit                                           5,529            4,288            16,613            9,024

Operating expenses:
  Selling, general and administrative                    3,091            2,780             9,165            7,046
  Research and development                                  71              115               211              364
                                                    -------------    -------------     -------------    -------------

         Total operating expenses                        3,162            2,895             9,376            7,410
                                                    -------------    -------------     -------------    -------------

Income from operations                                   2,367            1,393             7,237            1,614

Interest expense, net                                      354              470               982            1,311
                                                    -------------    -------------     -------------    -------------

Income before income taxes                               2,013              923             6,255              303
Provision for income taxes                                  49               22                52               22
                                                    -------------    -------------     -------------    -------------

Income before extraordinary item                         1,964              901             6,203              281

Extraordinary item:
  Gain from exchange of 5 1/2 percent Convertible
  Subordinated Debentures due 2012 for common
  stock, net of expenses                                  -                   -                 -            1,833
                                                    -------------    -------------     -------------    -------------

         Net income                                    $ 1,964           $  901           $  6,203         $  2,114
                                                    =============    =============     =============    =============


Earnings per share                                      $0.20            $0.10             $0.65           $0.23
                                                    =============    =============     =============    =============

Weighted average common shares and common
equivalent shares outstanding                           9,619            9,319             9,548            9,319
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

                           ELEXSYS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                     June 29,              July 1,
                                                                       1996                 1995
                                                                  --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                            $ 6,203              $ 2,114
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Extraordinary gain                                                        -               (1,833)
  Depreciation and amortization                                         3,924                4,063
  Increase in accounts receivable                                      (2,501)              (3,749)
  (Increase) decrease in inventories                                   (3,237)                 350
  Increase in prepaid expenses and other current assets                  (488)                (195)
  Increase in accounts payable                                          2,629                  407
  Increase in accrued payroll and related taxes                           514                  415
  Decrease in other current liabilities                                  (611)                (791)
  Other                                                                  (318)                (197)
                                                                  ----------------     ----------------
  Net cash provided by operating activities                             6,115                  584
                                                                  ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Anetec Technologies                                        (1,400)                   -
Purchase of Technet, Ltd., net of cash acquired                             -                 (560)
Purchase of property, plant and equipment                              (6,685)              (3,087)
                                                                  ----------------     ----------------
  Net cash used by investing activities                                (8,085)              (3,647)
                                                                  ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                       809                2,350
Payments on long-term debt                                               (175)                (280)
Increase of long-term debt                                                118                    -
Proceeds from exercise of stock options                                   545                  529
                                                                  ----------------     ----------------
   Net cash provided by financing activities                            1,297                2,599
                                                                  ----------------     ----------------

   Net decrease in cash and cash equivalents                             (673)                (464)
   Cash and cash equivalents, beginning of period                         903                1,562
                                                                  ----------------     ----------------
   Cash and cash equivalents, end of period                           $  230               $ 1,098
                                                                  ================     ================

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest payments                                                     $   513               $  481
                                                                  ================     ================
Income tax payments                                                   $   330               $   24
                                                                  ================     ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ELEXSYS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements of Elexsys International, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 29, 1996 and September 30, 1995, the results of its operations for the three and nine months ended June 29, 1996 and July 1, 1995 and its cash flows for the nine months ended June 29, 1996 and July 1, 1995. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

         The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1995, included in the Company's Annual Report on Form 10-K for that fiscal year.


Note 2 - Inventories

         Inventories consist of the following (in thousands):

                                                         June 29,         September 30,
                                                           1996               1995
                                                      ----------------   ----------------
                                                        (Unaudited)
              Raw materials                                $5,195             $2,843
              Work in progress                              5,769              5,017
                                                      ----------------   ----------------
              Totals                                      $10,964             $7,860
                                                      ================   ================


Note 3 - Earnings Per Share

         Earnings per share for the three and nine months ended June 29, 1996 and July 1, 1995 have been computed based on weighted average common shares outstanding and common stock equivalents (stock options) as of the above dates and do not include the assumed conversion of the 5 1/2 percent Convertible Subordinated Debentures due 2012 into common stock as such effect would have been antidilutive.


Note 4 - Income Taxes

         As of September 30, 1995, the Company had net operating loss carryforwards for federal and state income tax purposes of $32,385,000 and $23,706,000, respectively. In the first nine months of 1996, the Company recorded a provision of $52,000 for income taxes. This related to a provision for federal alternative minimum taxes of $157,000 partially offset by a foreign income tax benefit of $105,000 based on the Company's United Kingdom subsidiary net operating loss for the first nine months of 1996. The remaining carryforwards, for which future benefit is not assured, expire in various amounts through 2008.

                           ELEXSYS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Translation of Foreign Currencies

         Assets and liabilities of the Company's United Kingdom subsidiary are translated into US dollars at the exchange rates in effect at the end of the period. Revenue and expense accounts are translated at a weighted average of exchange rates which were in effect during the year. Translation adjustments that arise from translating the Company's United Kingdom subsidiary's financial statements from pound sterling to US dollars are accumulated in a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in results of operations as incurred. For the nine months ended June 29, 1996, there were no material transaction gains or losses.


Note 6 - Purchase of the assets of Anetec Technologies, Inc.

          The Company entered into an Asset Purchase Agreement dated as of May 3, 1996 to acquire the assets of Anetec Technologies, Inc., a company serving the small prototype and engineering marketplace located in Fremont, California for approximately $4.0 million, including $1.4 million in cash, a promissory note in the principal amount of $1.0 million, and 110,000 shares of the Company's common stock valued at approximately $1.6 million. The total purchase price of approximately $4.0 million was allocated to assets acquired representing machinery and equipment of approximately $2.4 million and goodwill of approximately $1.6 million.

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


Results of Operations

Net sales Net sales increased 13 percent for the three months ended June 29, 1996 compared to the second quarter of fiscal 1995. For the nine months ended June 29, 1996, net sales increased 23 percent over net sales for the comparable period in fiscal 1995. The increase in net sales for the three and nine month periods ended June 29, 1996 resulted from an increased demand for backpanel assemblies from the Company's existing customer base and new customers, prototype surface mount assembly sales generated by the May, 1996 acquisition of the assets of Anetec Technologies, and printed circuit board sales generated by the April, 1995 acquisition in the United Kingdom of Technet Electronics Limited. The Company has unused capacity in its printed circuit board and backpanel assembly operations of approximately 35 and 60 percent, respectively, allowing the Company to substantially increase its sales in its existing facilities.

Cost of sales
Cost of sales as a percentage of net sales improved from 84 percent in the third quarter of fiscal 1995 to 82 percent for the third quarter of fiscal 1996. For the nine months ended June 29, 1996, cost of sales as a percentage of net sales improved from 88 percent for the first nine months of fiscal 1995 to 82 percent for the nine month period ended June 29, 1996. The improvement in cost of sales for the three and nine months ended June 29, 1996 was attributable to improved operating efficiencies (including labor efficiencies, yields and economies of scale) and material cost reductions. These improvements were partially offset by costs associated with the April, 1995 start-up of the Company's operations in the United Kingdom and the October, 1995 start-up of the Company's backpanel assembly operations in Plano, Texas.

Selling, General and Administrative
Selling, general and administrative (SG&A) expense for the three months and nine months ended June 29, 1996 increased 11 percent and 30 percent, respectively, as compared to the similar fiscal 1995 periods. As a percentage of net sales, SG&A remained at 10 percent for the three and nine months ended June 29, 1996 and the comparable periods in fiscal 1995. The increase in SG&A for the three and nine month periods, as compared to similar periods in fiscal 1995, was due to the inclusion of the SG&A expense of the Company's United Kingdom subsidiary, and an increase in employee costs, resulting primarily from additions to senior management and the replacement of manufacturing representatives with direct sales employees.

Research and development
Research and development expenditures for the three months ended June 29, 1996 decreased 38 percent compared to the third quarter of fiscal 1995. For the nine months ended June 29, 1996, research and development expenditures decreased 42 percent from the comparable nine month period of fiscal 1995. The decrease was due to reduced labor and benefit costs as a consequence of past restructurings by the Company.

                           ELEXSYS INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense, net
Interest expense, net of interest income, decreased 25 percent for the three and nine months ended June 29, 1996 from the comparable quarters in fiscal 1995. The decrease is mainly attributable to a decrease in borrowings from an asset-based lender in the first and second quarters of 1996 and a reduction in the number of outstanding convertible subordinated debentures due to the March, 1995 exchange of debentures for the Company's common stock, partially offset by an increase in interest expense incurred by the Company's subsidiary in the United Kingdom.

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


Liquidity and Capital Resources

The Company recorded cash flows from operating activities of $6.1 million during the first nine months of fiscal 1996 compared to $0.6 million during the same period of the previous year. Higher positive cash flow provided by operating activities during the first nine months of fiscal 1996 was primarily due to improved profitability, partially offset by an increase in the use of working capital. Accounts receivable, inventories, and accounts payable balances increased by $2.5 million, $3.2 million, and $2.6 million respectively during the first nine months of fiscal 1996 as a result of higher sales levels and from sales generated from the acquisition of the assets of Anetec Technologies in May, 1996.

Cash provided by operating activities of $6.1 million and cash provided by financing activities of $1.3 million was offset by cash used by investing activities of $8.1 million. Cash was provided by financing activities through the increase in short-term borrowings and long-term debt, and amounts received from the exercise of stock options by certain employees, less cash used for the repayment of long-term debt. Cash from investing activities was used for the purchase of capital equipment and for a $1.4 million cash payment for the assets of Anetec Technologies. Capital equipment was purchased for manufacturing processes that the Company had previously outsourced, for the enhancement of manufacturing capabilities, and for normal replacement.

As of June 29, 1996, the Company had short-term borrowings with an asset-based lender, net of cash collections held by the lender, of $4,052,000 under a $15 million line of credit agreement that was established on December 17, 1993 and amended on January 30, 1996. Under the terms of the agreement, the Company's cash collections are applied to any outstanding borrowings upon the receipts clearing the bank. At June 29, 1996, the asset-based lender was in possession of $443,000 of the Company's cash collections. Accordingly, such funds are owed to the Company upon clearing the bank. The line of credit is collateralized by substantially all of the Company's assets and will remain in effect until December 17, 1997. The Company was in compliance with all of the covenants as defined within the agreement.

During the nine month period, the Company's ratio of current assets to current liabilities remained at 1.4 to 1. Management believes that the Company's existing working capital, its remaining borrowing capacity and funds generated from operations will be sufficient to meet projected working capital requirements and other cash requirements through fiscal 1996.

Part II. OTHER INFORMATION



Item 6   a. Exhibits

27       Financial Data Schedule

         b. Current reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ELEXSYS INTERNATIONAL, INC.
                                             ---------------------------
                                                 (Registrant)



Date: August 13, 1996                        By: /s/ Michael S. Shimada
      ---------------                            -----------------------

                                             Michael S. Shimada
                                             Chief Financial Officer
                                             (Principal Financial Officer
                                             and Duly Authorized Officer)