Form 10-K
period 1996-09-30
ELEXSYS INTERNATIONAL INC
filed 1996-12-27
CIK 727010

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1996
                                       OR
(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

                     Commission file number 0-11691

                           ELEXSYS INTERNATIONAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       95-3534864
 -------------------------------                       ------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                     4405 Fortran Court, San Jose, CA 95134
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (408) 935-6300
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on December 17, 1996 based on the average bid and asked prices of such stock on such date was $83,580,000. As of December 17, 1996, there were 9,349,195 outstanding shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") are incorporated by reference into
Part III as set forth herein. Portions of registrant's annual report to stockholders for the year ended September 30, 1996 are incorporated by reference into Part II as set forth herein. With the exception of those portions which are expressly incorporated herein by reference, said 1997 Proxy Statement and annual report are not deemed filed as part hereof.

                                     PART I


         An investment in securities of Elexsys International, Inc. ("Elexsys" or the "Company") involves certain risks. In evaluating Elexsys and the Company's business, prospective investors should give careful consideration to the factors discussed below, in addition to the information provided elsewhere in the Annual Report on Form 10-K and in other documents filed with the Securities and Exchange Commission. Except for the historical information contained in this document, the discussions in this document contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from these forward-looking statements. An investor should carefully evaluate these forward-looking statements before making an investment in the securities of Elexsys.

ITEM 1. BUSINESS

General

         Elexsys International, Inc., is a leading manufacturer of interconnect products used in advanced electronic equipment. The Company manufactures complex products in the mid-volume sector of the electronic interconnect industry. The Company offers to its customers complete original design capability for top level assembly, as Elexsys' products generally require greater engineering and manufacturing expertise than mass-produced, less complex products. The Company manufactures custom-designed, press-fit backpanels; surface mount backpanel assemblies and subsystems (known as a card cage) complete with an assembled backpanel, power supply, fan and cable attachments as well as multilayer, high density printed circuit boards. Elexsys works closely with its customers, beginning with the early stages of the customer's product design and development.

         Elexsys believes its capabilities both in providing value added manufacturing services and manufacturing multilayer, high density printed circuit boards (including complex blind and buried via product, described below) advantageously position the Company to serve high growth original equipment manufacturers ("OEM") in the rapidly changing electronics markets. Elexsys' OEM customers include a diversified base of manufacturers in the telecommunications, datacommunications, computer, industrial systems and medical systems segments of the electronics industry, such as Northern Telecom, Tellabs, DSC Communications, Digital Equipment, Tandem/UB Networks, Motorola Inc., Siemens Inc., Silicon Graphics, Inc. and AT&T Corporation.

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

         On May 3, 1996, the Company acquired substantially all the assets of Anetec Technologies, Inc., a company serving the small prototype and engineering marketplace located in Fremont, California for $4.4 million, including $1.4 million in cash, a promissory note in the principal amount of $1.0 million, assumption of a capital obligation of approximately $400,000 and 110,000 shares of the Company's common stock valued at approximately $1.6 million. The total purchase price of approximately $4.4 million was allocated between machinery and equipment of approximately $2.4 million and goodwill of approximately $2.0 million.

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

Electronic Interconnect Industry Overview


         Backpanels: According to Fleck Research, an industry data research firm, the North American backpanel market was approximately $732.2 million in 1995 (the most recent year for which such information is available), an increase of 11.4% over 1994. This market may change if OEMs who currently have in house ("captive") operations decide to outsource their backpanel production, as has been the trend with printed circuit boards. According to this research firm, the European backpanel market is approximately $378.8 million.

         Value Added Contract Manufacturing: According to the Institute for Interconnecting and Packaging Electronic Circuits ("IPC"), the United States value added contract manufacturing market, defined as printed circuit boards, backpanel assemblies, printed circuit board assembly and subsystems, was approximately $11.2 billion in 1995 and is growing at a rate of approximately 20% per year. Based on industry data, the Company believes that OEMs are increasingly relying upon independent manufacturers of complex, electronic interconnect products, such as Elexsys, rather than on captive production. Some original equipment manufacturers (OEMs) have discontinued, sold or curtailed domestic, captive, printed circuit board or backpanel production since 1990 including AT&T Corp., Data General Corporation, General Electric Company, Hewlett-Packard Company, Northern Telecom Limited, Raytheon Company, Unisys Corporation and Xerox Corporation. Elexsys' strategy will be to concentrate on the market niche of backpanel assemblies, subsystems, and printed circuit boards.

         Multilayer, high density printed circuit boards including complex blind and buried via products: According to the IPC, the United States printed circuit board market was approximately $6.5 billion in 1995 (the most recent year for which such information is available). Approximately $5.5 billion of this market was available to independent manufacturers such as Elexsys. IPC's data indicates that this market grew approximately 10% in 1995. Multilayer, high density printed circuit boards, the fastest growing segment, accounted for approximately 66% of the 1995 market. IPC also estimates that the percentage of the printed circuit board market available to independent printed circuit board manufacturers such as Elexsys, has increased from 66% to 85% since 1991. The European printed circuit board market is approximately $4.5 billion and the multilayer segment of the European market is approximately $2.1 billion.

Other factors which Elexsys believes will lead OEMs to utilize contract manufacturers include:

Design Expertise: The customer benefits from custom design capabilities of contract manufacturers. For example, Elexsys works with the customer from the conceptual, design stage, to the prototype stage and through to the pre-production and production phases, to achieve a product design that can be manufactured economically at or near the commencement of the production runs.

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

Business strategy


         In response to the foregoing industry trends, Elexsys has structured its business to supply sophisticated complex, press-fit and surface-mount backpanel assemblies, value added electronic interconnect assemblies ("subsystems") including card cage, power supplies, fans, cables and harnesses, and high technology printed circuit boards. Elexsys' business strategy encompasses several elements:

Focus on quality: The Elexsys team strives to insure the highest levels of quality control in all phases of its operations, as quality is a critical, competitive factor in the electronic interconnect market. The Company strives for continuous improvement of its processes and has adopted a number of quality improvement and measurement techniques to improve its performance. All Elexsys' plants are ISO 9002 certified. Recently, the Company had a quality audit on some of its operations by Bell Laboratories. Early results of this audit indicate that we are in compliance with Bell Laboratories requirements.

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

Target high value-added electronic interconnect products: Elexsys focuses on leading manufacturers of advanced electronic equipment. Such manufacturers generally require custom-designed, more complex interconnect products and short lead-time manufacturing services, such as quick-turn, multilayer printed circuit boards, complex backpanels, motherboard assemblies and subsystems. By focusing on such customer needs, Elexsys has been able to increase revenues and margins and the Company believes it has differentiated itself from many participants in the electronic interconnect industry.

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

Maintain a diversified customer base: Elexsys services a diversified customer base spread over a variety of growing industry segments. Elexsys' customers are in the telecommunications, datacommunications, computer, industrial systems and medical systems segments of the electronics industry. During fiscal 1996, the Company manufactured and sold circuit boards and backpanel assemblies to approximately 385 customers which are located primarily in North America and Europe.

During fiscal 1996, 1995 and 1994, export sales were approximately $17,600,000, $13,100,000, $8,500,000 or 14 percent, 13 percent, and 9 percent of net sales, respectively. In aggregate, Elexsys' ten largest customers accounted for 59% of the Company's net sales. During fiscal 1996, three customers, Northern Telecom Corporation, DSC, and Tellabs, Inc. accounted for 17 percent, 10 percent, and 10 percent of net sales, respectively. Northern Telecom and the Company have had an established relationship since 1985. The two companies have entered into a one-year agreement commencing January 1, 1997, pursuant to which Northern Telecom has agreed to purchase a specified amount of the Company's circuit boards and backpanel assemblies as long as the Company satisfies certain conditions, including conditions on the quality and timely delivery of its products. The agreement is renewable on an annual basis. Elexsys' business may be subject to seasonal fluctuations of our customers.

Products and services


         Elexsys produces custom designed press-fit backpanels, surface mount backpanels, subsystems, and multilayer high technology printed circuit boards that are used in the manufacture of sophisticated electronic equipment. In fiscal 1996, most of Elexsys' net sales were attributable to printed circuit boards (including multilayers) and backpanels assemblies. However, the Company continues to see an increase in demand for subsystem assemblies, and the Company expects this business to continue to grow.

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

         Subsystems are power supplies and fans that are enclosed in card cages, which are usually fabricated from steel or aluminum. Elexsys has developed a highly sophisticated mechanical design capability to provide its customers with design services. This capability allows Elexsys to establish a close partnership with its customers and gives Elexsys visibility for potential future customer requirements.

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

Advanced Manufacturing Equipment: Elexsys' concentration on complex, electronic interconnect products has necessitated a substantial capital investment in advanced equipment and the continued introduction of new manufacturing processes. Elexsys has established an engineering capability to select and implement the latest manufacturing technology. For example, the fine lead spacing or "pitch" in SMT requires an exacting printed circuit board manufacturing and assembly process. The Company uses numerically controlled pin installation and high voltage electrical test equipment in its backpanel assembly manufacturing, and has developed a design and manufacturing capability for controlled impedance, multilayer printed circuit boards and backpanel assemblies. Elexsys' printed circuit board manufacturing operations require state-of-the-art equipment and processes. Elexsys' equipment portfolio includes a computerized, artwork generation system, numerically controlled drillers and routers, automatic electroless deposition lines, dry film photo-imaging equipment, automatic gold plating lines, computerized electrical testers and automatic optical inspection readers.


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

Quick turnaround: Elexsys' quick-turnaround manufacturing capabilities enables the Company to better serve the needs of its customers for quick response to their product designs. Shorter customer product life cycles and the need to bring new products to market quickly have created a demand for small quantities of complex multilayer printed circuit boards delivered in relatively short periods of time, typically from three to ten days. Sales of printed circuit boards produced in this manner accounted for approximately 8% of the Company's printed circuit boards sales in fiscal 1996. After engineering of an interconnect product is completed, Elexsys has the capability to manufacture prototype or pre-production versions of such product on a quick-turnaround basis. Elexsys believes that the demand for engineering and quick-turnaround prototype and pre-production manufacturing services will increase as OEMs' products become more complex and as the customers' product life cycles shorten. The Company's continued success depends upon its ability to respond to the evolving needs of customers in a timely manner.

Multilayer Printed Circuit Board Manufacturing: Elexsys' ability to manufacture printed circuit boards, including large, complex multilayer printed circuit boards with close tolerances, plated-through hole diameters and other characteristics important to backpanel applications, is one of the major factors that has enabled the Company to become an important supplier of complex, technologically advanced backpanel assemblies and multilayer printed circuit boards to the electronics industry. The Company began manufacturing multilayer printed circuit boards in 1979 and in fiscal 1996 multilayer sales constituted the majority of the Company's printed circuit board revenues. Today, Elexsys is capable of efficiently producing commercial quantities of printed circuit boards with up to thirty-two layers and circuit track widths as narrow as four mils.

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

         The manufacture of printed circuit boards involves several steps including dry film imaging, photoimageable solder mask processing, computer controlled drilling and routing, automated plating and process controls and achievement of controlled impedance. Manufacture of printed circuit boards used in backpanel assemblies requires specialized expertise and equipment because of the size of the backpanel relative to other printed circuit boards and the closer-to-hole diameter tolerances required for press-fit pin assembly. Multilayer manufacturing involves the placement of multiple layers of electrical circuitry within a single, printed circuit boards or backpanel expanding the number of circuits and components that can be contained on the interconnect product. The operating speed of a system is increased by reducing the distance that electrical signals must travel. To increase the density of the circuitry in each layer, OEMs reduced the width of the circuit tracks, placing them closer together on the printed circuit board or backpanel. Interconnect products having narrow, closely spaced circuit tracks are known as "fine line" products.

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

ISO 9002 Registration: As of September 30, 1996, all plants have ISO 9002 certification. ISO 9002 certification, a worldwide standard for quality, is based on successful implementation of quality assurance requirements and requires annual compliance audits conducted by an independent quality assessor. The current ISO 9002 certification for most plants expires November 30, 1997.

Raw materials

         Elexsys' policy is to maintain more than one supply source when practical, however, assembly components for major OEM contracts are sometimes obtained from a single source. However, Elexsys believes it could obtain assembly components from another source at competitive prices. The Company's requirements for laminate and glass materials could be adversely affected if the supplier experienced shortages or availability of certain raw materials which has occurred from time to time in the past. While not material in the past, such shortages, if they persisted long enough, could have a material adverse effect on the Company's business.

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

         The technology used in the manufacture of double-side boards, most multilayer boards, backpanel press-fit assembly, surface mount backpanel assemblies, and subsystems is widely available and there are approximately 700 manufacturers of these products. The Company believes only a few dozen manufacturers  of boards  and  subsystems  in the United  States  are  presently producing high technology, multilayer printed circuit boards, backpanel assemblies and subsystems in commercial quantities. Elexsys' competitors include both producers which primarily sell to others and OEMs that produce boards for their own use. Many of these firms are larger than the Company and have significantly greater financial, marketing and other resources. Recently, a leveraged buy-out firm acquired three major, printed circuit board companies. The impact on future results is unknown at this time; however, the Company expects that pricing of circuit boards may be impacted negatively by these acquisitions.

         The Company believes the trend of outsourcing manufacturing of backpanels and subsystem assemblies by OEMs will continue. However, the market is very competitive with more printed circuit board operations establishing or acquiring facilities to manufacture backpanels and subsystem assemblies. The Company believes its engineering and manufacturing expertise will be sufficient to counteract current competition.

Risk Factors

         An investment in securities of Elexsys involves certain risks. In evaluating Elexsys and the Company's business, prospective investors should give careful consideration to the factors discussed below., in addition to the information provided elsewhere in the Annual Report on Form 10-K and in other documents filed with the Securities and Exchange Commission. Except for the historical information contained in this document, the discussions in this document contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from these forward-looking statements. An investor should carefully evaluate these forward-looking statements before making an investment in the securities of Elexsys.

         Some of Elexsys' customers have their own captive manufacturing operations which produce some of their requirements for printed circuit boards, backpanels and subsystems manufactured by the Company. There is a risk, particularly during times of lower demand when manufacturing facilities are operating at less than full capacity, that some of Elexsys' customers will make greater use of their own facilities rather than purchase from the Company. During times of lower demand, the Company may not be price competitive with captive operations, among other reasons, because of the substantial fixed costs already borne by Elexsys' customers with respect to such operations.

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

         The Company's customers generally order product by purchase order and not by long term supply contracts that irrevocably commit the customers to purchases over long periods. A customer could shift production to another vendor or itself without extensive advance notice to Elexsys. Thus, the loss of a significant customer could result in Elexsys not being able to identify, qualify, and commence production for new customers in sufficient time to avoid a reduction in revenue or profitability. Generally, to establish a relationship with a new customer requires an extensive and lengthy qualification process and there are no assurances the production volumes with the new customer will match or exceed production volumes with the lost customer. Indeed, no assurance can be had that Elexsys would even be able to identify new customers at all.

         If any of the adverse events described in this section or elsewhere in this Form 10-K occurred, the results of operations of Elexsys could be materially adversely affected.

Compliance with Environmental Requirements

         The Company's manufacturing processes utilize substantial quantities of chemicals as well as substantial quantities of water. The Company is subject to and believes it is in substantial compliance with federal, state, and local environmental laws and regulations regarding air, water, and land use, the generation, use, storage, and disposal of hazardous materials and wastes, and the operation and closure of manufacturing facilities at which hazardous materials are used or hazardous wastes are generated. The Company has had no new environmental matters in the current fiscal year.

         With respect to previously reported matters, the Company is aware of contamination of soil and ground water (principally by metals and solvents) at two of its former facilities in Northern California. At both of these facilities the soil has been remediated and the properties have been returned to their owners. One of the facilities is adjacent to an existing State of California administered Superfund site; as a result, it could become part of a related State of California administered regional ground water investigation, although, the Company does not believe that it bears any responsibility for that matter. At another former facility in Southern California, the Company conducted limited ground water sampling in connection with potential sale of the property, and low concentrations of solvents were detected. Notification was made to the appropriate agencies. At this time, it is not possible to determine whether any response actions will need to be taken; and accordingly, the likely future cost to the Company is not yet reasonably estimable.

         The Company is further aware of soil and ground water contamination (principally by metals and solvents) at two currently used facilities, one in Northern California and one in Southern California. At its Northern California facility, the Company is indemnified by the former property owner who has acknowledged his obligation. At its Southern California facility, the Company's preliminary estimate of remedial costs, expected to be incurred over five to seven years, ranges from approximately $880,000 to $1,480,000 (including between approximately $300,000 and $400,000 estimated capital expenditures for waste treatment equipment acquisitions and installation costs). At its Northern California facility, the Company has implemented and has been in compliance with recently reduced discharge limits for industrial waste water discharge containing heavy metals.

         As of September 30, 1996, the Company believes it has appropriately recorded all known costs related to environmental matters, including the minimum amounts where the estimated costs are within a range, and are primarily accrued in other current liabilities. However, actual future environmental related expenditures are subject to numerous uncertainties, including the discovery of additional environmental concerns, further development of cost estimates, new and changing environmental law and requirements, or new interpretations of existing laws and requirements. Accordingly, there can be no assurance that future environmental related expenditures will not exceed the Company's current estimates or that they will not have a materially adverse effect.

Employees

         At September 30, 1996, the Company had 1,190 full-time employees, including 1,068 involved in manufacturing, quality control, product development and testing. The remainder are in sales, marketing, administration and executive positions. None of Elexsys' employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Executive Officers of the Registrant

         The executive officers of the Company as of November 30, 1996, are as follows:

Name                       Age                 Position with the Company
----                       ---                 ---------------------------
Milan Mandaric             58                  Chairman of the Board and
                                               Chief Executive Officer

W. F. "Barry" Hegarty      45                  President and
                                               Chief Operating Officer

Michael S. Shimada         46                  Vice President, Finance,
                                               Chief Financial Officer and
                                               Secretary

Michael J. Giggey          38                  Vice President of Sales
                                               and Marketing

         Mr. Mandaric was appointed Chairman of the Board on June 30, 1994. Mr. Mandaric became Chief Executive Officer October 3, 1994. Prior to joining
Elexsys, Mr. Mandaric founded Lika Corporation, a manufacturer of circuit boards, in the early 1970's and served as its CEO until its sale to Tandy Corporation in 1980. He later founded Sanmina Corporation, a manufacturer of high technology multilayer printed circuit boards and backpanels, and served as its President and Chairman through July 1989 and as a director until February 1994. He also served as Chairman of Senses International, Inc., a designer and manufacturer of wireless security systems, from July 1989 to May 1995.

         Mr. Hegarty joined the Company in 1995 as Chief Operating Officer and was appointed President of the Company in January 1996. Prior to joining Elexsys, Mr. Hegarty was Vice President of Sales and Marketing at Sanmina Corporation from 1987 to 1995. From 1979 to 1987, Mr. Hegarty was employed at Kollmorgen Corporation. He was National Sales Manager and Product General Manager for the Additive Products Division in New York from 1983 to 1987, and Senior Finance Manager for the Industrial Drives Division in Europe from 1979 to 1983.

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

         Mr. Giggey has been Vice President of Sales for the United States, Canada and Europe since January 1996. He joined Elexsys in November 1985 and has held a number of positions, including Vice President of Backpanel Assembly Sales, Regional Sales Manager and National Account Manager. Previously, Mr. Giggey worked for Hadco, where he held various sales positions.

Proprietary Techniques

         The Company has developed expertise and techniques which it uses in the manufacture of circuit boards, backpanels and subsystems. Generally, the Company relies on common law trade secret protection and on confidentiality agreements with its employees to protect its expertise and techniques. The Company owns but one patent and believes that patents have not historically constituted a significant form of intellectual property right in its industry.

Backlog

         At  September  30,  1996,  the Company  had a backlog of  approximately
$28,267,000 as compared to approximately $26,414,000 at September 30, 1995. Backlog is comprised of orders believed to be firm for products which have a firm scheduled shipment date during the next twelve months. However, some orders in the backlog may be canceled under certain conditions. The majority of the backlog is scheduled to be shipped within 120 days.

Subsequent events

         On November 26, 1996, the Company completed a transaction to purchase the property in Nashua, New Hampshire for approximately $2,350,000. The square footage of the property is approximately 70,000 square feet. The Company has received tentative approval for a tax exempt private activity bond financing, at a substantially lower interest rate, from the State of New Hampshire to finance this transaction.

         On December 6, 1996, the Company reached an agreement, in principal, with Sanwa Bank for a line of credit of $20 million consisting of a $13 million working capital and a $7 million term loan line of credit. The Company has informed the previous lender that it is terminating the current line of credit.

         On December 7, 1996, Peter Jonas and Roland Matthews both resigned as Directors, effective at the end of their current term. Both terms expire at the 1997 shareholder's meeting scheduled for January 29, 1997.


ITEM 2. PROPERTIES.

         Elexsys currently leases or owns eight production facilities, a sales office in Raleigh, North Carolina, and an information systems facility located in Irvine, California. The Company believes that its present facilities are well suited to its current operations and are in good repair.


         The following table lists the production facilities of the Company:
                                                                     Owned                          Lease
                                  No. of          Square            Leased          Lease           Renewal
Location                          Locations        Feet             or Both         Expiration      Option
-------------------------------   ------------    ------------    -------------   -------------   -----------
Irvine, California                          1          50,000        Leased           1999            No
Chatsworth, California (1)                  1          31,000        Owned
Mountain View, California                   1          50,000        Leased           1999           Yes
San Jose, California                        1          75,000        Leased           2003           Yes
Plano, Texas                                1          31,000        Leased           2002           Yes
Peterborough, England                       1          31,000        Leased           1998           Yes
Santa Ana, California (1)                   1          30,000        Owned
Nashua, New Hampshire                       1          70,000        Owned
Fremont, California                         1          30,000        Leased           1997           Yes

(1) This table includes facilities which were closed during previous years. The facility in Chatsworth currently has a tenant who is currently paying rent to the Company. The facility in Santa Ana is currently vacant. The facility in Chatsworth and the facility in Santa Ana are currently held for sale.


ITEM 3. LEGAL PROCEEDINGS.

         On November 8, 1995, a former executive of the Company filed a complaint in the Superior Court of California, County of Santa Clara, alleging negligent misrepresentation concerning certain aspects of the plaintiff's severance agreement arrangement with the Company. The amount of damages claimed is approximately $800,000, plus unspecified punitive damages. The complaint has been dismissed.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None during the fiscal quarter ended September 30, 1996.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The information appearing under the caption "Price Range of Common Stock" which appears on page 28 of the registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996 (the "1996 Annual Report"), is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information appearing under the caption "Selected Financial Data" which appears on page 13 of the 1996 Annual Report, is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears on pages 8 through 12 of the 1996 Annual Report, is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information appearing on pages 14 through 28 of the 1996 Annual Report, is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    Part III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is hereby incorporated herein by reference the information appearing under the captions "Election of Directors", "Board Committees and Meetings" and "Compliance with the Reporting Requirements of Section 16(a)" of the 1997 Proxy Statement. Information regarding executive officers of the Company is included in Item 1 of Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         There is  hereby  incorporated  herein  by  reference  the  information
appearing  under  the  captions   "Executive   Compensation"   and  "Performance
Measurement Comparison" of the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is hereby incorporated herein by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" of the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" of the 1997 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules, and Exhibits

          1.       Independent auditors' report
                   The following financial statements are incorporated by reference under Item 8. above:
                   -Consolidated balance sheets as of September 30, 1996 and 1995;
                   -Consolidated statements of operations for each of the three years in the period ended September 30, 1996;
                   -Consolidated statements of stockholders' equity for each of the three years in the period ended September 30, 1996; -Consolidated statements of cash flows for each of the three years in the period ended September 30, 1996;

          2. Financial statement schedules: Schedule II-Valuation and Qualifying Accounts and Reserves.
                   All other schedules have been omitted since the information therein is not required to be included herein, is not present in amounts sufficient to require submission, or the required information is included in the consolidated financial statements including the notes thereto.

         3.       Exhibits

  Exhibit
  Number         Description of Exhibit
  --------       ----------------------
     3.1*        Amended  and  Restated  Certificate  of  Incorporation  of  the
                 Company (filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended July 1, 1995).

     3.2*        Amended and  Restated  Bylaws by the Company  (filed as Exhibit
                 3.2 to the Form 10-Q for the  quarterly  period  ended  July 1,
                 1995).

     4.1*        Specimen Common Stock  Certificate of the Registrant  (filed as
                 Exhibit 4.1 to the Registration Statement on Form S-2 of the Registrant, Registration No. 33-11754 (the "Form S-2")).

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

    10.4* Lease, dated November 28, 1986, between Kollmorgen Corporation and Elexsys California (filed as Exhibit 10.6 to the Form S-2).

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

    10.25* Lease for 2400 Michelson Drive, Irvine, California, dated October 10, 1991, by and among Elexsys International, Inc., formerly Diceon Electronics, Inc., and Fujita Corporation, USA (filed as Exhibit 10.26 to the 1991 Form 10-K).

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

    10.40+       1995 Stock Option Plan.

    10.41+ Form of Incentive Stock Option Agreement under the 1995 Stock Option Plan.

    10.42+ Form of Nonstatutory Stock Option Agreement under the 1995 Stock Option Plan.

    10.43+       Employee Stock Purchase Plan.

    10.44+       Non-Employee Directors' Stock Option Plan.

    10.45 Lease for 4405 Fortran Court, San Jose, CA, dated March 11, 1996 between Elexsys International and SouthBay/Fortran, a California Limited Partnership.

    11 Computation of Earnings Per Common and Common Equivalent Share for the Fiscal Years Ended September 30, 1996, 1995, and 1994.

    13           Annual  Report  to  Stockholders  for  the  Fiscal  Year  Ended
                 September 30, 1996.

    21           List of subsidiaries of the Registrant.

    23 Consent of Deloitte & Touche LLP dated December 18, 1996 to incorporation by reference in Registration Statements No. 33-21826, No. 33-02384 and No. 33-58033 on Form S-8 and
                 Registration Statement No. 33-22598 on Form S-3.

    27           Financial Data Schedule

(b)      Reports on Form 8-K
                None



--------------------------------------------------------------------------------
* Incorporated by reference.
+ Management or compensatory plan, contract or arrangement

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEXSYS INTERNATIONAL, INC.
          (Registrant)


By: /s/ Milan Mandaric                                         December 23, 1996
--------------------------------------------------             -----------------
Milan Mandaric                                                 Date
Chairman of the Board and Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Milan Mandaric                                             December 23, 1996
--------------------------------------------------             -----------------
Milan Mandaric                                                 Date
Chairman of the Board and Chief Executive Officer
  (Principal Executive Officer)


/s/ Peter S Jonas                                              December 23, 1996
--------------------------------------------------             -----------------
Peter S. Jonas                                                 Date
Director


/s/ Roland G. Matthews                                         December 23, 1996
--------------------------------------------------             -----------------
Roland G. Matthews                                             Date
Director



/s/ Alan Mendelson                                             December 23, 1996
--------------------------------------------------             -----------------
Alan Mendelson                                                 Date
Director


/s/ Brad Jeffries                                              December 23, 1996
--------------------------------------------------             -----------------
Bradford Jeffries                                              Date
Director


/s/ Roger W. Johnson                                           December 23, 1996
--------------------------------------------------             -----------------
Roger W. Johnson                                               Date
Director


 /s/ Michael Shimada                                           December 23, 1996
--------------------------------------------------             -----------------
Michael S. Shimada                                             Date
Vice President of Finance,
  Chief Financial Officer and
  Secretary  (Principal Financial
  and Accounting Officer)

INDEPENDENT AUDITORS' REPORT



To Elexsys International, Inc.:


We have audited the consolidated financial statements of Elexsys International, Inc., formerly Diceon Electronics, Inc. and its subsidiaries as of September 30, 1996 and 1995, and for each of the three years in the period ended September 30, 1996, and have issued our report thereon dated October 18, 1996 (November 26, 1996 as to the fifth paragraph of note 14); such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Elexsys International, Inc., listed in Item 14. These financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such a financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



 Deloitte & Touche LLP (Sig)


Costa Mesa, California
October 18, 1996