Form 10-Q
period 1996-12-28
ELEXSYS INTERNATIONAL INC
filed 1997-02-11
CIK 727010

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                    FORM 10-Q

                                   (Mark one)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 28, 1996

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

                 4405 Fortran Court, San Jose, California 95134
               (Address of principal executive offices) (Zip Code)


                                (408) 935-6300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No__


  At January 31, 1997 there were 9,397,545 outstanding shares of common stock.

                        This report consists of 11 pages

                           ELEXSYS INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX




     Part I.   Financial Information:

     Item 1.   Consolidated  Balance Sheets as of December 28, 1996 and
               September 30, 1996............................................ 2

               Consolidated  Statements of Operations  for the Three Months
               Ended December 28, 1996 and December 30, 1995................. 3

               Consolidated Statements of Cash Flows for the Three  Months
               Ended December 28, 1996 and December 30, 1995..................4

               Notes to the Consolidated Financial Statements................ 5

     Item 2.   Management's  Discussion  and Analysis of Financial  Condition
               and Results of Operations......................................7

     Part II.  Other Information:

     Item 4.   Submission of Matters to a Vote of Security Holders............9

     Item 6.   Exhibits.......................................................9

                           ELEXSYS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                                     December 28,       September 30,
                                                                         1996               1996
                                                                     ------------       -------------
                                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                         $        320     $         1,075
  Accounts receivable, net                                                20,421              20,463
  Inventories                                                             13,359              10,690
  Prepaid expenses and other current assets                                1,450               1,447
                                                                    ----------------   ----------------
         Total current assets                                             35,550              33,675
                                                                    ----------------   ----------------
Property, plant and equipment, net                                        29,384              24,818
Other assets                                                               3,258               3,612
                                                                    ----------------    ---------------
             Total assets                                           $     68,192     $        62,105
                                                                    ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $     14,497      $       12,629
  Accrued payroll and related costs                                        3,310               2,611
  Other current liabilities                                                1,545               1,321
  Short-term borrowings                                                    4,884               5,310
  Current portion of long-term debt                                        1,222               1,234
                                                                    ----------------   ----------------
         Total current liabilities                                        25,458              23,105
                                                                    ----------------   ----------------
  Long-term debt                                                           3,095               2,448
  Convertible subordinated debentures                                     12,000              12,000

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000,000 shares
  authorized, none issued and  outstanding  at December 28,
  1996 and  September  30, 1996.
  Common  stock,  $1.00 par value,  20,000,000  shares  authorized,
  9,364,105 shares issued and outstanding at December 28, 1996 and
  9,300,810 shares issued and outstanding at September 30, 1996            9,364               9,301
  Additional paid-in capital                                               7,476               7,294
  Cumulative foreign currency translation adjustment                         181                 (22)
  Retained earnings                                                       10,618               7,979
                                                                    ----------------   ----------------
          Total stockholders' equity                                      27,639              24,552
                                                                    ----------------   ----------------
             Total liabilities and stockholders' equity            $      68,192         $    62,105
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

                           ELEXSYS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                              Three Months Ended

                                                      December, 28,        December 30,
                                                          1996                 1995
                                                    ------------------   ------------------

Net sales                                             $ 36,501             $ 28,911
Cost of sales                                           29,713               23,533
                                                    ------------------   ------------------

  Gross profit                                           6,788                5,378

Operating expenses:
  Selling, general and administrative                    3,471                2,941
  Research and development                                  49                   43
                                                    ------------------   ------------------

         Total operating expenses                        3,520                2,984
                                                    ------------------   ------------------

Income from operations                                   3,268                2,394

Interest expense, net                                      465                  365
                                                    ------------------   ------------------

Income before income taxes                               2,803                2,029

Provision for income taxes                                 164                   19
                                                    ------------------   ------------------

         Net Income                                   $  2,639              $ 2,010
                                                    ==================   ==================


Earnings per share                                    $   0.27              $  0.21
                                                    ==================   ==================

Weighted average common shares and common
equivalent shares outstanding                            9,777                9,474
                                                    ==================   ==================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ELEXSYS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                  December 28,      December 30,
                                                                       1996              1995
                                                                  ----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   2,639         $   2,010
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                                         1,585             1,070
  Decrease in accounts receivable                                         132             3,086
  (Increase) decrease in inventories                                   (2,616)              248
  (Increase) decrease in prepaid expenses and other current assets         16               (20)
  Increase in accounts payable                                          1,787               131
  Increase (decrease) in accrued payroll and related taxes                688              (211)
  Increase (decrease) in other current liabilities                        213              (171)
  Other                                                                    -                 64
                                                                  ----------------  ----------------
  Net cash provided by operating activities                             4,444             6,207
                                                                  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                              (5,158)           (1,952)
(Increase) decrease other long-term assets                                290                -
                                                                  ----------------  ----------------
  Net cash used by investing activities                                (4,868)           (1,952)
                                                                  ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principle Payments on debt                                               (144)              (30)
Proceeds from exercise of stock options                                   245               300
Net change in short-term borrowings                                      (426)           (2,981)
                                                                  ----------------  ----------------
   Net cash used by financing activities                                 (325)           (2,711)
                                                                  ----------------  ----------------

Effects of exchange rate changes on cash                                   (6)              (25)
                                                                  ----------------  ----------------

   Net increase (decrease) in cash and cash equivalents                  (755)            1,519
   Cash and cash equivalents, beginning of period                       1,075               903
                                                                  ----------------   ---------------
   Cash and cash equivalents, end of period                         $     320         $   2,422
                                                                  ================  ================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases                             $     692                -
                                                                  ================  ================

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest payments                                                   $     253         $      62
                                                                  ================  ================
Income tax payments                                                 $     170         $      40
                                                                  ================  ================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ELEXSYS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements of Elexsys International, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 28, 1996 and September 30, 1996, the results of its operations and cash flows for the three months ended December 28, 1996 and December 30, 1995. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

         The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1996, included in the Company's Annual Report on Form 10-K for that fiscal year.


Note 2 - Inventories

         Inventories consist of the following (in thousands):

                                                       December 28,       September 30,
                                                           1996               1996
                                                      ----------------   ----------------
                                                        (Unaudited)
              Raw materials                               $ 6,907            $ 5,434
              Work in progress                              6,452              5,256
                                                      ----------------   ----------------
              Totals                                      $13,359            $10,690
                                                      ================   ================


Note 3 - Earnings Per Share

         Primary and fully diluted earnings per common share for the three months ended December 28, 1996 and December 30, 1995 have been computed based on weighted average common shares outstanding and common stock equivalents (stock options) as of the above dates and do not include the assumed conversion of the 5 1/2 percent Convertible Subordinated Debentures due 2012 into common stock as such effect would have been antidilutive.


Note 4 - Income Taxes

         In the first three months of fiscal 1997, the Company provided $164,000 for income taxes. This tax provision primarily relates to federal alternative minimum tax and state taxes. As of September 30, 1996, the Company had net operating loss carryforwards for federal, state, and foreign income tax purposes of approximately $24,416,000, $19,402,000, and $672,000, respectively. These carryforwards, for which future benefits are not assured, expire in various amounts through 2008.

                           ELEXSYS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Translation of Foreign Currencies

Assets and liabilities of the Company's United Kingdom subsidiary are translated into US dollars at the exchange rates in effect at the end of the period. Revenue and expense accounts are translated at a weighted average of exchange rates which are in effect during the year. Translation adjustments that arise from translating the Company's United Kingdom subsidiary's financial statements from pound sterling to US dollars are accumulated in a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in results of operations as incurred. For the three months ended December 28, 1996, there were no material transaction gains or losses.


Note 6 - Subsequent Event

On January 17, 1997, the Company terminated its existing working capital line of credit and entered into a new loan agreement with Sanwa Bank California. The loan agreement consists of a $13 million working capital line of credit and a $7 million term loan. The borrowings under the working capital line of credit and the term loan bear interest at prime rate plus 1/2 percent and 1 percent, respectively. At the Company's request, interest on the line of credit or the term loan can be converted to a fixed rate at 250 basis points and 300 basis points, respectively, over the cost of funds. The line of credit and the term loan are collateralized by substantially all of the Company's assets. The line of credit will remain in effect until January 31, 1998. The amount of term loan can fluctuate and interest only will be payable until January 31, 1998, at which point the amount outstanding will become due and payable in 36 equal monthly installments of principal and interest ending on January 31, 2001. The credit facility contains covenants including the maintenance of certain levels of working capital, tangible net worth and certain financial ratios. In addition, the company is restricted from incurring additional indebtedness, dividends, and certain other payments.

In December 1996, the Business Finance Authority of the State of New Hampshire (the "Issuer") issued a tax-exempt qualified small issue private placement bond, the proceeds of which were loaned to the company on January 27, 1997 to reimburse the Company for the $2.3 million it paid to purchase its Nashua, New Hampshire manufacturing facility in November 1996, with approximately another $400,000 available to reimburse the Company for improvements it intends to make to the premises. In connection with the loan, the Company entered into a Loan Agreement among the Issuer, GE Capital Public Finance, Inc., as lender to the Issuer, and the Company, as borrower, dated as of December 1, 1996 (the "Loan Agreement"). Under the terms of the Loan Agreement, the loan has a ten year term with interest payable monthly in arrears at a rate of 6.33%. Principal payments are also due monthly based on a twenty year amortization schedule. The loan is secured by a standby letter of credit issued by Sanwa Bank California under the Company's line of credit facility for 100% of the principal amount plus 120 days interest.

                           ELEXSYS INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained elsewhere within this Report on Form 10-Q. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Form 10-K for the year ended September 30, 1996.


Results of Operations

Net Sales
Net sales increased 26 percent for the three months ended December 28, 1996 compared to the first quarter of fiscal 1996. The increase in net sales for the three months ended December 28, 1996 resulted from an increased demand for backpanel assemblies from the Company's existing customer base and new customers, and sales generated due to the May 1996 acquisition of Anetec Technologies. The Company has unused capacity in its Printed Circuit Board and Backpanel Assembly operations of approximately 30 and 50 percent respectively, allowing the Company to substantially increase its sales in its existing facilities.

Gross  Margin
Gross Margin for the first quarter of fiscal 1997 as a percentage of net sales was consistent with the first quarter of fiscal 1996.

Selling,  General and  Administrative
Selling, general and administrative (SG&A) expenses for the three months ended December 28, 1996 increased 18 percent as compared to the first quarter of fiscal 1996. The increase in SG&A for the first quarter of fiscal 1997, as compared to the same quarter in fiscal 1996, was due to the inclusion of the SG&A expenses of the Company's Anetec Technologies subsidiary, increases in employee and other costs to support 26 percent higher revenues in the first quarter of fiscal 1997, and additions to senior management. As a percentage of net sales, SG&A decreased from 10.2 percent for the first quarter of fiscal 1996 to 9.5 percent for the first quarter of fiscal 1997 due to higher sales revenues.

Research and Development
Research and development expenditures for the three months ended December 28, 1996 was consistent with the first quarter of fiscal 1996.

Interest Expense, Net
Interest expense, net of interest income, increased 27 percent for the first quarter of fiscal 1997 as compared to the same quarter in fiscal 1996. The increase is mainly attributable to an increase in borrowings from an asset-based lender in the first quarter of 1997, partially offset by a lower overall cost of borrowing.

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


Liquidity and Capital Resources
The Company had cash flows from operating activities of $4.4 million during the first quarter of fiscal 1997 compared to $6.2 million during the same period of the previous year. The decrease in cash flows from operating activities in the first quarter of fiscal 1997, as compared to the same quarter in fiscal 1996, was primarily attributable to additional working capital required to support the growth in revenues. The increase in inventories of $2.6 million in the first quarter of fiscal 1997 was primarily due to build up of inventory to support two new assembly customers. The working capital during the first quarter of fiscal 1997 was positively impacted by an aggregate increase of $2.7 million for accounts payable, accrued expenses, and other current liabilities.

Cash provided by operating activities of $4.4 million was offset by cash used by investing and financing activities of $5.2 million. Cash from investing activities was used for the purchase of capital equipment and for a $2.3 million cash payment for the purchase of the building for the Company's operations in Nashua, New Hampshire. Capital equipment was purchased for manufacturing processes that the Company had previously outsourced, for the enhancement of manufacturing capabilities, and for normal replacement.

As of December 28, 1996, the Company had borrowed $4.9 million under a working capital line of credit with an asset-based lender. The Company was in compliance with all of the covenants as defined within the agreement.

On January 17, 1997, the Company terminated its existing working capital line of credit and entered into a new loan agreement with Sanwa Bank California. The loan agreement consists of a $13 million working capital line of credit and a $7 million term loan. The borrowings under the working capital line of credit and the term loan bear interest at prime rate plus 1/2 percent and 1 percent, respectively. The line of credit and the term loan are collateralized by substantially all of the Company's assets and will remain in effect until January 31, 1998 and January 31, 2001, respectively. The credit facility contains covenants including the maintenance of certain levels of working capital, tangible net worth and certain financial ratios. In addition, the company is restricted from incurring additional indebtedness, dividends, and certain other payments.

As of December 28, 1996, the Company's ratio of current assets to current liabilities was 1.4 to 1. Management believes that the Company's existing working capital, its remaining borrowing capacity and funds generated from operations will be sufficient to meet projected working capital requirements and other cash requirements through fiscal 1997.

Part II. OTHER INFORMATION

Item 4   Submission of  Matters to a Vote of  Security Holders

The Company held its Annual Meeting of Shareholders ("Annual Meeting") on January 29, 1997. At the Annual Meeting the shareholders voted upon and approved the Board's nominees as directors by the votes indicated:

Nominee             Votes in Favor   Votes Against   Abstentions     Non-votes
---------------     --------------   ------------- -------------- --------------
Milan Mandaric          5,673,223              0              50            0
Roger W. Johnson        5,672,373              0             900            0
C. Bradford Jeffries    5,672,473              0             800            0


Item 6    a. Exhibits

10.46 Loan Agreement dated January 17, 1997 between Sanwa Bank California and the registrant.*

10.47 Loan Agreement dated as of December 1, 1996 among GE Capital Public Finance, Inc., Business Finance Authority of the State of New Hampshire and the registrant.*

 27       Financial Data Schedule

          b. Current reports on Form 8-K

                  None

---------------------
* To be filed by amendment.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ELEXSYS INTERNATIONAL, INC.
                           ---------------------------
                                  (Registrant)



Date:  February 11, 1997                 By: /s/ W.F. Hegarty
       -----------------                     ----------------
                                         W.F. Hegarty
                                         President and Chief Operating Officer


                                         By: /s/ Michael S. Shimada
                                             ----------------------
                                         Michael S. Shimada
                                         Principal Financial Officer
                                         and Duly Authorized Officer