Form 10-Q/A
period 1996-12-28
ELEXSYS INTERNATIONAL INC
filed 1997-02-21
CIK 727010

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                    FORM 10-Q/A

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

                        This report consists of 11 pages

                           ELEXSYS INTERNATIONAL, INC.
                                    FORM 10-Q/A
                                      INDEX




     Part II.  Other Information:

               Item 6.
               Exhibits.......................................................9

Part II. OTHER INFORMATION

Item 6   a. Exhibits

         10.46     Accounts Receivable Credit Agreement  dated  January
                   17, 1997 between Sanwa Bank California and the registrant.

         10.47 Term Loan Credit Agreement dated January 27, 1997 between Sanwa Bank California and the registrant.

         10.48 Loan Agreement dated as of December 1, 1996 among GE Capital Public Finance, Inc., Business Finance Authority of the State of New Hampshire and the registrant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ELEXSYS INTERNATIONAL, INC.
                           ---------------------------
                                  (Registrant)



Date:  February 21, 1997                 By: /s/ W.F. Hegarty
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