Form 10-Q
period 1997-03-29
ELEXSYS INTERNATIONAL INC
filed 1997-05-09
CIK 727010

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                    FORM 10-Q

(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 29, 1997

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


     At May 1, 1997 there were 9,459,795 outstanding shares of common stock.

                        This report consists of 11 pages

                           ELEXSYS INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX



                                                                                         Page
Part I.   Financial Information:                                                        ------

          Item 1.
          Consolidated Balance Sheets as of March 29, 1997 and September 30, 1996.......  3

          Consolidated Statements of Operations for the Three and Six Months
          Ended March 29, 1997 and March 30, 1996.......................................  4

          Consolidated Statements of Cash Flows for the Six Months
          Ended March 29, 1997 and March 30, 1996.......................................  5

          Notes to the Consolidated Financial Statements................................  6

          Item 2.
          Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................................  8

Part II.  Other Information:

          Item 6a.
          Exhibits...................................................................... 10

                                       2


                           ELEXSYS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                       March 29,        September 30,
                                                                         1997               1996
                                                                    ----------------   ----------------
ASSETS                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                         $        644       $       1,075
  Accounts receivable, net                                                23,814              20,463
  Inventories                                                             17,383              10,690
  Prepaid expenses and other current assets                                1,865               1,447
                                                                    ----------------   ----------------
         Total current assets                                             43,706              33,675
                                                                    ----------------   ----------------
Property, plant and equipment, net                                        31,028              24,818
Other assets                                                               3,274               3,612
                                                                    ----------------   ----------------
             Total assets                                           $     78,008       $      62,105
                                                                    ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $     17,089       $      12,629
  Accrued payroll and related costs                                        2,628               2,611
  Other current liabilities                                                1,222               1,321
  Short-term borrowings                                                    7,172               5,310
  Current portion of long-term debt                                        1,424               1,234
                                                                    ----------------   ----------------
         Total current liabilities                                        29,535              23,105
                                                                    ----------------   ----------------
  Long-term debt                                                           8,005               2,448
  Convertible subordinated debentures                                     12,000              12,000

Stockholders' equity:

  Preferred stock, $1.00 par value, 1,000,000
  shares authorized, none issued and outstanding at
  March 29, 1997 and September 30, 1996 Common
  stock, $1.00 par value, 20,000,000 shares
  authorized, 9,453,795 shares issued and
  outstanding at March 29, 1997 and 9,300,810
  shares issued and outstanding at September 30, 1996                      9,454               9,301
  Additional paid-in capital                                               7,521               7,294
  Cumulative foreign currency translation adjustment                         107                 (22)
  Retained earnings                                                       11,386               7,979
                                                                    ----------------   ----------------
          Total stockholders' equity                                      28,468              24,552
                                                                    ----------------   ----------------
             Total liabilities and stockholders' equity             $     78,008       $      62,105
                                                                    ================   ================

        The accompanying notes are an integral part of these consolidated financial statements.


                           ELEXSYS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 Three Months Ended               Six Months Ended

                                           March 29,        March 30,        March 29,         March 30,
                                             1997             1996              1997             1996
                                         --------------  ----------------  ---------------  ----------------
Net sales                                $      37,475   $       30,388    $       73,976   $       59,299
Cost of sales                                   32,144           24,682            61,857           48,215
                                         --------------  ----------------  ---------------  ----------------

  Gross profit                                   5,331            5,706            12,119           11,084

Operating expenses:
  Selling, general and administrative            3,900            3,133             7,371            6,074
  Research and development                          61               97               110              140
                                         --------------  ----------------  ---------------  ----------------

         Total operating expenses                3,961            3,230             7,481            6,214
                                         --------------  ----------------  ---------------  ----------------

Income from operations                           1,370            2,476             4,638            4,870

Interest expense, net                              529              263               994              628
                                         --------------  ----------------  ---------------  ----------------

Income before income taxes                         841            2,213             3,644            4,242

Provision for income taxes                          73              (16)              237                3
                                         --------------  ----------------  ---------------  ----------------

         Net Income                      $         768   $        2,229    $        3,407   $        4,239
                                         ==============  ================  ===============  ================

Earnings per share:
Primary                                  $        0.08    $        0.23    $         0.35    $        0.44
Fully Diluted                            $        0.08    $        0.23    $         0.35    $        0.44
                                         --------------  ----------------  ---------------  ----------------

Weighted average common shares and
common equivalent shares outstanding:
Primary                                          9,870            9,552             9,824            9,513
Fully Diluted                                    9,870            9,552             9,824            9,513
                                         ==============  ================  ===============  ================


           The accompanying notes are an integral part of these consolidated financial statements.

                                       4


                           ELEXSYS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             Six Months Ended
                                                                      March 29,           March 30,
                                                                         1997               1996
                                                                    -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $     3,407        $     4,239
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                                           3,199              2,374
  Increase in accounts receivable                                        (3,304)            (1,144)
  Increase in inventories                                                (6,667)              (843)
  Increase in prepaid expenses and other current assets                    (412)              (405)
  Increase in accounts payable                                            4,421              2,020
  Increase (decrease) in accrued payroll and related taxes                   11               (112)
  Decrease in restructuring reserve                                           -                (79)
  Decrease in other current liabilities                                    (104)              (702)
  Other                                                                      41                (54)
                                                                    -----------------  -----------------
  Net cash provided by operating activities                                 592              5,294
                                                                    -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                (8,250)            (4,358)
Proceeds from sale of property, plant and equipment                          22                  -
Decrease other long-term assets                                             243                  -
                                                                    -----------------  -----------------
  Net cash used by investing activities                                  (7,985)            (4,358)
                                                                    -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                     380                471
Net change in short-term borrowings                                       1,862             (2,129)
Borrowings under long term debt                                           5,023                288
Principal payments on debt                                                 (329)              (184)
                                                                    -----------------  -----------------
   Net cash provided by (used by) financing activities                    6,936             (1,554)
                                                                    -----------------  -----------------

Effects of exchange rate changes on cash and cash equivalents                26                  -
                                                                    -----------------  -----------------

   Net decrease in cash and cash equivalents                               (431)              (618)
   Cash and cash equivalents, beginning of period                         1,075                903
                                                                    -----------------  -----------------
   Cash and cash equivalents, end of period                         $       644        $       285
                                                                    =================  =================

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest payments                                                   $       617        $       421
                                                                    =================  =================
Income tax payments                                                 $       257        $       206
                                                                    =================  =================

         The accompanying notes are an integral part of these consolidated financial statements.

                           ELEXSYS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements of Elexsys International, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 29, 1997 and September 30, 1996 and the results of its operations and cash flows for the three and six months ended March 29, 1997 and March 30, 1996. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

         The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.



Note 2 - Inventories

         Inventories consist of the following (in thousands):

                                              March 29,        September 30,
                                                1997               1996
                                           ----------------   ----------------
                                             (Unaudited)
              Raw materials                $     8,719       $      5,434
              Work in progress                   8,664              5,256
                                           ----------------   ----------------
              Totals                       $    17,383        $    10,690
                                           ================   ================

Note 3 - Earnings Per Share

         Primary and fully diluted earnings per common share for the three and six months ended March 29, 1997 and March 30, 1996 have been computed based on weighted average common shares outstanding and common stock equivalents (stock options) as of the above dates and do not include the assumed conversion of the 5 1/2 percent Convertible Subordinated Debentures due 2012 into common stock as such effect would have been antidilutive.


Note 4 - Recently Issued Accounting Standard

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for the prior periods to conform with SFAS 128. Earlier application is not permitted.

                           ELEXSYS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Note 4 - Recently Issued Accounting Standard (continued)

         SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income, available to common stockholders, by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         If SFAS had been in effect during the current and prior year periods, basic EPS would have been $.08 and $.24 for the quarters ended March 29, 1997 and March 30, 1996 respectively, and $.36 and $.46 for the six month period ending March 29, 1997 and March 30, 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS currently reported for the periods.

Note 5 - Income Taxes

         In the first six months of fiscal 1997, the Company provided $237,000 for income taxes. This tax provision primarily relates to federal alternative minimum tax and state taxes. As of September 30, 1996, the Company had net operating loss carryforwards for federal, state, and foreign income tax purposes of approximately $24,416,000, $19,402,000, and $672,000, respectively. These carryforwards, for which future benefits are not assured, expire in various amounts through 2008.

Note 6 - Subsequent Event

         In April 1997, the Company acquired, pursuant to a Stock Purchase Agreement, Neutronic Stampings, Inc. including the remaining 50% interest not already owned by the Company in two partnerships, Neutronic Plating Services and H&V Services, plus other production equipment leased by the above entities for approximately $4.6 million. The purchase price includes $2.0 million in cash and promissory notes payable over one year for $2.3 million. The acquisition will be accounted for using the purchase method with the purchase price allocated to assets and goodwill upon completion of an appraisal of the assets acquired. The entities above are engaged in stamping spools of metal to create parts and/or plating spools of metal parts used in various industries such as backplane assemblies.

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

Results of Operations

       Net Sales
       Net sales for the three months ended March 29, 1997 were $37.5 million, an increase of 23%, compared to the three months ended March 30, 1996. This increase resulted primarily from an increase in demand in the Company's assembly business.

       Net sales for the six months ended March 29, 1997 were $74.0 million, an increase of 25%, compared to the six months ended March 30, 1996. This increase resulted from an increase in demand for the Company's manufacturing services and the acquisition of the Company's Anetec subsidiary on May 3, 1996.

       Gross Margin
       Gross margin, as a percentage of net sales for the three months ended March 29, 1997 was 14.2% versus 18.8% for the comparable time period in 1996. This reduction in gross margin was primarily due to higher costs and lower efficiencies resulting from materials related issues that lead to higher production costs to replace and rebuild products.

       Gross margin, as a percentage of net sales for the first six months ended March 29, 1997 was 16.4% versus 18.7% for the comparable time period in 1996. This reduction in gross margin was due primarily to the decrease in margins in the three months ended March 29, 1997, for the reasons noted above.

       Selling, General and Administrative
       SG&A was 10.3% and 10.4% of net sales for the three month period ended March 29, 1997 and March 30, 1996 respectively. SG&A was 10.0% and 10.2% of net sales for the six month period ended March 29, 1997 and March 30, 1996, respectively.

       Interest Expense, Net
       Net Interest expense for the three and six month period ended March 29, 1997 increased 101% and 58%, respectively, over the same period of the prior year. The increase is mainly attributable to increased borrowings to finance working capital needs and long term debt borrowings of $2.3 million to purchase the Company's New Hampshire facility and adjacent space in November 1996.

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

Liquidity and Capital Resources

       The  Company had cash flows from  operating  activities  of $0.6  million during the first six months of fiscal 1997 compared to $5.3 million during the same period of the previous year. This decrease was primarily attributable to additional working capital required to support the growth in revenues. The increase in inventories of $6.7 million in the first half of fiscal 1997 was primarily due to the build-up of the assembly inventory to support additional customers on a turn key basis. Accounts receivable grew $3.3 million due to higher sales levels. Working capital during the first half of fiscal 1997 was positively impacted by an aggregate increase of $4.3 million for accounts payable, accrued expenses, and other current liabilities.

       Cash provided by operating activities of $.6 million during the first six months of fiscal 1997 was offset by cash used by investing activities of $8.0 million during the same period. Cash from investing activities was used for the purchase of $6.0 million of capital equipment and for a $2.3 million purchase of the Company's Nashua, New Hampshire facility and adjacent space. Capital equipment was purchased for the enhancement of manufacturing capabilities and for normal replacement of equipment. Investing activities were funded by cash provided by financing activities of $6.9 million with the bank borrowings, capital leases and tax exempt bonds were the primary sources of borrowings. As of March 29, 1997, the Company's ratio of current assets to current liabilities was 1.5 to 1.0.

       The additional cash requirements to meet the obligations of the April 14, 1997 Neutronic Stampings, Inc. acquisition, see Note 6, were provided for by a draw down under the Company's Term Loan Credit Agreement which had a remaining capacity of $4.7 million at March 29, 1997 and is designated for Company acquisitions.

       As of March 29, 1997, the Company had borrowed $7.2 million with an additional $4.4 million pledged or to be pledged under letters of credit with an asset based lender under the Company's Accounts Receivable Credit Agreement. The remaining borrowing capacity under this line is approximately $1.4 million. As of March 29, 1997 the Company was in compliance with all of the covenants as defined within the agreement.

       The Company has begun discussions with its major lender and additional banks to add additional participants in its bank lines and to increase its borrowing capacity both for working capital and to finance its capital expenditures. The Company believes that the completion of the changes contemplated above will be sufficient to meet its projected working capital requirements and other cash requirements through fiscal 1997.

Part II. OTHER INFORMATION


Item 6 a. Exhibits

         10.49 Neutronic Stampings, Inc. Stock Purchase Agreement dated April 14, 1997

         11.1 Computions of Earnings Per Share and Common Equivalent Share for the Three and Six Month Periods Ending March 29, 1997 and March 30, 1996

         27       Financial Data Schedule

         b.  Current reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ELEXSYS INTERNATIONAL, INC.
                                        --------------------------------------
                                                 (Registrant)



Date:  May 9, 1997                        By: W.F. Hegarty
       -----------                            ------------
                                          W.F. Hegarty
                                          President and Chief Operating Officer


                                          By: Robert DeLaurentis
                                              ------------------
                                          Robert DeLaurentis
                                          Chief Financial Officer