Form 10-Q
period 1997-06-28
ELEXSYS INTERNATIONAL INC
filed 1997-07-31
CIK 727010

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                    FORM 10-Q

(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 28, 1997

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

                 4405 Fortran Court, San Jose, California 95134
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (408) 935-6300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

    At July 24, 1997 there were 9,509,476 outstanding shares of common stock.

                        This report consists of 15 pages

                           ELEXSYS INTERNATIONAL, INC.
                                    FORM 10-Q
                                      INDEX



                                                                            Page
                                                                            ----
Part I.  Financial Information:

         Item 1.
         Consolidated Balance Sheets as of June 28, 1997 and September 30,
         1996 ...............................................................  3

         Consolidated Statements of Operations for the Three and Nine Months
         Ended June 28, 1997 and June 29, 1996...............................  4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended June 28, 1997 and June 29, 1996...............................  5

         Notes to the Consolidated Financial Statements......................  6

         Item 2.
         Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 10

Part II. Other Information:
         Item 5.
         Other Information .................................................. 13

         Item 6a.
         Exhibits............................................................ 14

                           ELEXSYS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                       June 28,    September 30,
                                                         1997            1996
                                                     -----------   -------------
ASSETS                                               (Unaudited)
Current assets:
  Cash and cash equivalents                             $ 1,063      $ 1,075
  Accounts receivable, net                               24,813       20,463
  Inventories                                            16,737       10,690
  Prepaid expenses and other current assets               1,744        1,447
                                                        -------      -------
     Total current assets                                44,357       33,675
                                                        -------      -------
Property, plant and equipment, net                       32,526       24,818
Other assets                                              4,043        3,612
                                                        =======      =======
          Total assets                                  $80,926      $62,105
                                                        =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $14,444      $12,629
  Accrued payroll and related costs                       4,272        2,611
  Other current liabilities                               1,006        1,321
  Short-term borrowings                                   4,633        5,310
  Current portion of long-term debt                         883        1,234
                                                        -------      -------
      Total current liabilities                          25,238       23,105
                                                        -------      -------
  Long-term debt                                         12,154        2,448
  Convertible subordinated debentures                    12,000       12,000

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000
   shares authorized, none issued and outstanding at
   June 28, 1997 and September 30, 1996
  Common stock, $1.00  par value, 20,000,000 shares
   authorized, 9,488,826 shares outstanding at June
   28, 1997 and 9,300,810 shares outstanding at
   September 30, 1996                                     9,489        9,301
  Additional paid-in capital                              7,925        7,294
  Cumulative foreign currency translation adjustment        135          (22)
  Retained earnings                                      13,985        7,979
                                                        -------      -------
       Total stockholders' equity                        31,534       24,552
                                                        =======      =======
          Total liabilities and stockholders' equity    $80,926      $62,105
                                                        =======      =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ELEXSYS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                        Three Months Ended    Nine Months Ended

                                        June 28,  June 29,   June 28,   June 29,
                                          1997      1996       1997       1996
                                       --------   --------   --------   --------

Net sales                              $ 44,826   $ 30,841   $118,802   $ 90,140
Cost of sales                            36,505     25,312     98,362     73,527
                                       --------   --------   --------   --------

  Gross profit                            8,321      5,529     20,440     16,613

Operating expenses:
  Selling, general and administrative     4,903      3,091     12,274      9,165
  Research and development                   91         71        201        211
                                       --------   --------   --------   --------

         Total operating expenses         4,994      3,162     12,475      9,376
                                       --------   --------   --------   --------

Income from operations                    3,327      2,367      7,965      7,237

Interest expense, net                       596        354      1,590        982
                                       --------   --------   --------   --------

Income before income taxes                2,731      2,013      6,375      6,255

Provision for income taxes                  132         49        369         52
                                       --------   --------   --------   --------

         Net Income                    $  2,599   $  1,964   $  6,006   $  6,203
                                       ========   ========   ========   ========


Earnings per share:
Primary                                $   0.26   $   0.20   $   0.61   $   0.65
Fully Diluted                          $   0.26   $   0.20   $   0.61   $   0.65
                                       --------   --------   --------   --------


Weighted average common shares and
common equivalent shares outstanding:
Primary                                  10,002      9,619      9,844      9,548
Fully Diluted                            10,002      9,619      9,844      9,548
                                       ========   ========   ========   ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ELEXSYS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Nine Months Ended
                                                              June 28,  June 29,
                                                                1997      1996
                                                              --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $ 6,006   $ 6,203
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                                 5,309     3,924
  Increase in accounts receivable                              (3,152)   (2,501)
  Increase in inventories                                      (5,802)   (3,237)
  Increase in prepaid expenses and other current assets          (285)     (488)
  Increase in accounts payable                                  1,518     2,629
  Increase in accrued payroll and related taxes                 1,638       514
  Decrease in other current liabilities                          (320)     (611)
  Other                                                            42      (318)
                                                              -------   -------
  Net cash provided by operating activities                     4,954     6,115
                                                              -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Neutronic Stampings, Inc., net of cash acquired    (1,234)        -
Purchase of Anetec Technologies                                     -    (1,400)
Purchase of property, plant and equipment                     (10,039)   (6,685)
Proceeds from sale of property, plant and equipment               102         -
Decrease other long-term assets                                   109         -
                                                              -------   -------
  Net cash used by investing activities                       (11,062)   (8,085)
                                                              -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                           819       545
Net change in short-term borrowings                              (677)      809
Borrowings under long term debt                                 8,032       118
Principal payments on debt                                     (2,083)     (175)
                                                              -------   -------
   Net cash provided by financing activities                    6,091     1,297
                                                              -------   -------

Effects of exchange rate changes on cash and cash equivalents       5         -
                                                              -------   -------

   Net decrease in cash and cash equivalents                      (12)     (673)
   Cash and cash equivalents, beginning of period               1,075       903
                                                              -------   -------
   Cash and cash equivalents, end of period                   $ 1,063   $   230
                                                              =======   =======

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital leases                       $ 1,007   $     -
                                                              -------   -------

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest payments                                             $ 1,283   $   513
                                                              =======   =======
Income tax payments                                           $   427   $   330
                                                              =======   =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ELEXSYS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements of Elexsys International, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 28, 1997 and September 30, 1996 and the results of its operations and cash flows for the three and nine months ended June 28, 1997 and June 29, 1996. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the consolidated financial statements are adequate to make the information presented not misleading.

         The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.


Note 2 - Inventories

         Inventories consist of the following (in thousands):

                                                      June 28,     September 30,
                                                        1997           1996
                                                    -----------    -------------
                                                    (Unaudited)
              Raw materials                           $ 8,532         $ 5,434
              Work in progress                          8,205           5,256
                                                      -------         -------
              Totals                                  $16,737         $10,690
                                                      =======         =======


Note 3 - Goodwill

         Goodwill relates to acquired subsidiaries and is being amortized on a straight-line basis over estimated useful life of ten years. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.


Note 4 - Earnings Per Share

         Primary and fully diluted earnings per common share for the three and nine months ended June 28, 1997 and June 29, 1996 have been computed based on weighted average common shares outstanding and common stock equivalents (stock options) as of the above dates and do not include the assumed conversion of the 5 1/2 percent Convertible Subordinated Debentures due 2012 into common stock as such effect would have been antidilutive.

                           ELEXSYS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Note 5 - Borrowing Arrangements

         In December 1996, the Business Finance Authority of the State of New Hampshire (the "Issuer') issued a tax-exempt qualified small issue private placement bond, the proceeds of which were loaned to the company on January 27, 1997 to reimburse the Company for the $2.3 million it paid to purchase its Nashua, New Hampshire manufacturing facility in November 1996, with approximately another $400,000 available to reimburse the Company for improvements it intends to make to the premises. In connection with the loan, the Company entered into a Loan Agreement among the Issuer, GE Capital Public Finance, Inc., as lender to the Issuer, and the Company, as borrower, dated as of December 1, 1996 (the "Loan Agreement"). Under the terms of the Loan Agreement, the loan has a ten year term with interest payable monthly in arrears at a rate of 6.33%. Principal payments are also due monthly based on a twenty years amortization schedule. The loan is secured by a standby letter of credit issued by Sanwa Bank of California under the Company's line of credit facility of 100% of the principal amount plus 120 days interest.

         On January 17, 1997, the Company terminated its existing working capital line of credit and entered into a series of new loan agreements with Sanwa Bank California. The Accounts Receivable Credit Agreement consists of a $13 million working capital line of credit. The Term Loan Credit Agreement consists of $7 million term loan to be used for acquisition financing. The borrowings under the working capital line of credit and the term loan bear interest at prime rate plus 1/2 percent and 1 percent, respectively. At the Company's request, interest on the line of credit or the term loan can be converted to a fixed rate at 250 basis points and 300 basis point, respectively, over the cost of funds. The line of credit and the term loan are collateralized by substantially all of the Company's assets. The Accounts Receivable Credit Agreement and the Line of Credit will remain in effect until January 31, 1998. The amount outstanding on the Term Loan Credit Agreement can fluctuate and interest only will be payable until January 31, 1998, at which point the amount outstanding will become due and payable in 36 equal monthly installments of principal and interest ending on January 31, 2001. These credit facilities contain covenants including the maintenance of certain levels of working capital, tangible net worth and certain financial ratios. In addition, the company is restricted from incurring additional indebtedness, dividends, and certain other payments.

         On May 14, 1997 the Company amended and restated its Term Loan Credit agreement and its Accounts Receivable Credit Agreement with its principal lender Sanwa Bank modifying certain loan covenants giving recognition of the Company's need for additional capital spending. In addition, on May 14, 1997 the Company entered in an a Line of Credit Agreement, with essentially the same terms and termination date as its Accounts Receivable Credit Agreement, allowing the company to borrow up to $5.0 million in a foreign currency within the borrowing limits of the Accounts Receivable Credit Agreement.

                           ELEXSYS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Note 6 - Income Taxes

         In the first nine months of fiscal 1997, the Company provided $369,000 for income taxes. This tax provision primarily relates to federal alternative minimum tax and state taxes. As of September 30, 1996, the Company had net operating loss carryforwards for federal, state, and foreign income tax purposes of approximately $24,416,000, $19,402,000, and $672,000, respectively. These carryforwards, for which future benefits are not assured, expire in various amounts through 2008.


Note 7 - Purchase of the assets of Neutronic Stampings, Inc.

         On April 14, 1997, the Company acquired, pursuant to a Stock Purchase Agreement, Neutronic Stampings, Inc. including the remaining 50% interest not already owned by the Company in two partnerships, Neutronic Plating Services and H&V Services, plus other production equipment leased by the above entities for approximately $4.6 million. These entities are engaged in stamping spools of metal to create parts and/or plating spools of metal parts used in various industries such as backplane assemblies.

         The purchase price included cash of $2.0 million and promissory notes payable over one year for $2.3 million. The acquisition was accounted for using the purchase method of accounting with the purchase price allocated to assets and goodwill upon completion of an appraisal of the assets acquired. The total purchase price of approximately $4.6 million was allocated as described in the following table (in millions):

               Cash                                            $  .8
               Accounts receivable                               1.1
               Inventories                                        .2
               Prepaid expenses and other current assets          .2
               Property, plant and equipment                     1.5
               Goodwill                                          1.5
               Accounts payable                                  (.1)
                                                               -----
                           Total assets acquired                 5.2
               Less pre-existing investment in partnerships      (.6)
                                                               -----
                            Net assets acquired                $ 4.6
                                                               =====


Note 8 - Recently Issued Accounting Standard

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


Note 8 - Recently Issued Accounting Standard (continued)

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

         If SFAS had been in effect during the current and prior year periods, basic EPS would have been $.27 and $.21 for the quarters ended June 28, 1997 and June 29, 1996 respectively, and $.64 and $.68 for the nine month periods ending June 28, 1997 and June 29, 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS currently reported for the periods.


Note 9 - Subsequent Event

         On July 22, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Sanmina Corporation providing that each outstanding share of common stock of the Company would be converted into 0.33 shares of Sanmina common stock in a transaction valued at approximately $220 million. The merger is subject to certain conditions, including the approval of Elexsys's shareholders. The Merger Agreement contains a provision that should the Company terminate the Merger Agreement because of receipt of a "Superior Proposal" (as defined in the Merger Agreement), the Company would pay to Sanmina Corporation an aggregate amount of $7.5 million cash in three equal payments on days 5, 180 and 270 after the termination date. The transaction is intended to be a tax-free reorganization and intended to be accounted for as a pooling of interests (see Part II, Item 5, Other Information).

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

Results of Operations

       Net Sales
       Net sales for the three months ended June 28, 1997 were $44.8 million, an increase of 45%, compared to the $30.8 million reported in the three months ended June 29, 1996. This increase resulted primarily from an increase in demand in the Company's assembly business.

       Net sales for the nine months ended June 28, 1997 were $118.8 million, an increase of 32%, compared to the $90.1 reported in the nine months ended June 29, 1996. This increase resulted primarily from an increase in demand in the Company's assembly business.


       Gross Margin
       Gross margin, as a percentage of net sales for the three months ended June 28, 1997 was 18.6% versus 17.9 % for the three months ended June 29, 1996. The increase in gross margin was primarily due to lower costs in relation to higher net sales.

       Gross margin, as a percentage of net sales for the nine months ended June 28, 1997 was 17.2% versus 18.4 % for the nine months ended June 29, 1996. The decrease in gross margin was due to higher costs and lower efficiencies resulting from materials related issues that lead to higher production costs to replace and rebuild products as reported in the quarter ended March 29, 1997.


       Selling, General and Administrative
       SG&A was 10.9% and 10.0% of net sales for the three month periods ended June 28, 1997 and June 29, 1996, respectively. The increase in SG&A in relation to net sales was due primarily to expenses associated with employee terminations, increased goodwill amortization, and costs associated with acquisitions that were investigated but not completed. Offsetting these increased expenses were lower selling and marketing costs in relation to net sales.

       SG&A was 10.3% and 10.2% of net sales for the nine month periods ended June 28, 1997 and June 29, 1996 respectively. The increase in SG&A in relation to sales was due primarily to the same factors mentioned above, offset by lower selling and marketing costs in relation to net sales.

       Interest Expense, Net
       Net Interest expense for the three month period ended June 28, 1997 was $0.6 million versus $0.4 million for the three months ended June 29, 1996. Net interest expense for the nine month period ended June 28, 1997 was $1.6 million versus $1.0 million for the nine months ended June 29, 1996. The increases are mainly attributable to increased long term debt to finance working capital needs and for the purchase of Neutronic Stampings, Inc. on April 14, 1997 and the Company's New Hampshire facility and adjacent space in November 1996.

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

       The Company participates in a highly competitive industry. The printed circuit board industry has been characterized by stringent customer demands for timely deliveries, service and quality of products and by aggressive pricing practices. The Company's operating results could be materially adversely affected should the Company be unable to meet customer demands.

Liquidity and Capital Resources

       The Company had cash flows from operating activities of $5.0 million during the first nine months of fiscal 1997 compared to $6.1 million during the same period of the previous year. This decrease was primarily attributable to additional working capital required to support the growth in operations. The increase in inventories of $5.8 million in the first nine months of fiscal 1997 was primarily due to the build-up of the Company's assembly inventory to support additional customers on a turn key basis. Accounts receivable grew $3.2 million due to higher sales levels. Working capital during the first nine months of fiscal 1997 was positively impacted by an aggregate increase of $2.9 million for accounts payable, accrued expenses, and other current liabilities.

       Cash provided by operating activities of $5.0 million during the first nine months of fiscal 1997 was offset by cash used by investing activities of $11.1 million during the same period. Cash from investing activities was used for the purchase of $10.0 million of property, plant and equipment (including the $2.3 million purchase of the Company's Nashua, New Hampshire facility) and for a $1.2 million payment (net of cash acquired) related to the purchase of Neutronic Stampings, Inc. Property, plant and equipment were purchased for the enhancement of manufacturing capabilities and for normal replacement of equipment. Investing activities were also funded by financing activities of $6.1 million, with bank borrowings, capital leases and tax exempt bonds as the primary sources of borrowings. As of June 28, 1997, the Company's ratio of current assets to current liabilities was 1.8 to 1.0.

       The additional cash requirement to meet the obligations of the April 14, 1997 Neutronic Stampings, Inc. acquisition, was provided for by a draw down under the Company's Term Loan Credit Agreement which is designated for Company acquisitions.

       On May 14, 1997 the Company amended and restated its Term Loan Credit agreement and its Accounts Receivable Credit Agreement with its principal lender modifying certain loan covenants to reflect the Company's need for additional capital spending. The total borrowing limits, interest terms and termination dates under these agreements remained unchanged (See Note 5, Borrowing Arrangements).

                           ELEXSYS INTERNATIONAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Liquidity and Capital Resources (continued)

       As of June 28, 1997, the Company had borrowed $4.8 million under the Company's $13 million Accounts Receivable Credit Agreement, with an additional $3.4 million pledged under letters of credit. The remaining borrowing capacity under this line is approximately $4.8 million. As of June 28, 1997 the Company was in compliance with all of the covenants as defined within the agreement.

       As of June 28, 1997, the Company had borrowed $5.4 million under the Company's $7 million Term Loan Agreement with an additional $1.6 million available for payment of outstanding notes of $1.8 million, related to previous acquisitions.

       As of June 28, 1997 there were no borrowings under the Line of Credit Agreement (See Note 5, Borrowing Arrangements).

Part II. OTHER INFORMATION

Item 5.  Other Information

       This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein involve risks and uncertainties, including those relating to the possible inability to complete the merger transaction involving the Company and Sanmina Corporation, a Delaware corporation ("Sanmina"), as scheduled, if at all, and those associated with the ability of the combined company to achieve the anticipated benefits of the merger. Actual results and developments may differ materially from those described or incorporated by reference in this Report. For more information about the Company and risks arising when investing in the Company, investors are directed to the Company's most recent report on Form 10-K as filed with the Securities and Exchange Commission (the "SEC").

       On July 22, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), among the Company, Sanmina and SANM Acquisition Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Sanmina ("Merger Sub"). The description contained in this
       Item 5 of the transactions contemplated by the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is referenced in this Report as Exhibit 10.54.

       The Merger Agreement contemplates that, subject to the satisfaction of certain conditions set forth therein, including the approval and adoption of the Merger Agreement by the requisite vote of the Company's stockholders and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, Merger Sub would be merged into the Company. As a result of the merger of Merger Sub into the Company (the "Merger"), the Company would become a wholly-owned subsidiary of Sanmina. Under the terms of the Merger Agreement, each outstanding share of the Company's common stock would be converted into thirty-three hundredths (0.33) of a share of
       Sanmina common stock. The Merger is intended to be a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and is intended to be accounted for as a pooling of interests.

       In connection with the execution of the Merger Agreement, each of the directors of the Company, who collectively beneficially own approximately 45% of the outstanding shares of common stock of the Company, entered into a Stockholder Agreement pursuant to which such director agreed to vote his shares in favor of the Merger. The description contained in this
       Item 5 of the transactions contemplated by the Stockholder Agreement is qualified in its entirety by reference to the full text of the Stockholder Agreement, the form of which is attached to this Report as
       Exhibit 10.55. A registration statement relating to the Sanmina common stock to be issued in connection with the Merger has not yet been filed with the SEC, nor has a proxy statement relating to a vote of the Company's stockholders on the Merger been filed with the SEC. The Sanmina common stock may not be offered, nor may offers to acquire such stock be accepted, prior to the time such a registration statement becomes effective. This report shall not constitute an offer to sell or the solicitation of an offer to buy any Sanmina common stock or any other security, and shall not constitute the solicitation of any vote with respect to the Merger.

Item 6 a. Exhibits

         10.50    Amendment To Anetec Lease dated June 26, 1997

         10.51 Amended and Restated Accounts Receivable Credit Agreement dated May 14, 1997

         10.52    Line of Credit Agreement dated May 14, 1997

         10.53    Amended and Restated Term Loan Credit  Agreement dated May 14,
                  1997

         10.54 Agreement and Plan of Merger, dated as of July 22, 1997, among Sanmina Corporation, a Delaware corporation, SANM Acquisition Subsidiary, Inc., a Delaware corporation, and Elexsys International, Inc., a Delaware corporation (incorporated by reference to Exhibit 7.4 of Amendment 10 to the Schedule 13D filed by Milan Mandaric with the Commission on or about July 30, 1997.

         10.55 Stockholder Agreement, as of July 22, 1997, between Sanmina Corporation, a Delaware corporation, and each director of Elexsys International, Inc., a Delaware corporation.

         11.1 Computations of Earnings Per Share and Common Equivalent Share for the Three and Nine Month Periods Ending June 28, 1997 and June 29, 1996

         27       Financial Data Schedule

         b.  Current reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ELEXSYS INTERNATIONAL, INC.
                                          ---------------------------
                                                 (Registrant)



Date:  July 31, 1997                       By: W.F. Hegarty
       -------------                           ------------
                                           W.F. Hegarty
                                           President and Chief Operating Officer


                                           By: Robert DeLaurentis
                                               ------------------
                                           Robert DeLaurentis
                                           Chief Financial Officer